Form 10-Q
period 2007-03-31
CastlePoint Holdings, Ltd.
filed 2007-05-15
CIK 1360537

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______________ to _________________

                          Commission File No. 001-33374

                           CastlePoint Holdings, Ltd.
             (Exact name of registrant as specified in its charter)

            Bermuda                                                N/A
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                        Victoria Hall, 11 Victoria Street
                             Hamilton HM 11, Bermuda
               (Address of principal executive offices) (Zip code)

                                 (441) 294-6409
              (Registrant's telephone number, including area code)

               --------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      Yes [ ]    No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                    Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,277,148 common shares, par value $0.01 per share, as of May 7, 2007.

                                TABLE OF CONTENTS
                                                                         PAGE

Part I - FINANCIAL INFORMATION..............................................2

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........23

Item 4.  Controls and Procedures...........................................24

Part II - OTHER INFORMATION................................................25

Item 1.  Legal Proceedings.................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......25

Item 6.  Exhibits..........................................................25



                                EXPLANATORY NOTE

         This quarterly report is filed by CastlePoint Holdings, Ltd., a Bermuda company limited by shares (the "Company"). Unless the context requires otherwise or unless stated otherwise, the terms "we", "our" and "us" refer to the Company and its subsidiaries. This is the first quarterly report filed by the Company with the Securities and Exchange Commission (the "SEC") since the Company's completion of the initial public offering of its common shares on March 28, 2007.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           CastlePoint Holdings, Ltd.
                           Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                  March 31,    December 31,
                                                                     2007          2006
                                                                ------------- -------------
                                                                 ($ in thousands, except par
                                                                   value and share amounts)
Assets
Fixed-maturity securities, available-for-sale, at fair value
 (amortized cost $408,356 for 2007; $293,878 for 2006)              $410,726      $295,527
Short-term investments, available-for-sale, at fair value
 (amortized cost $1,751 for 2007; $51,626 for 2006)                    1,751        51,638
                                                                ------------- -------------
    Total available-for-sale investments                             412,477       347,165
Investment in Tower Group, Inc. preferred stock                           --        40,000
Common trust securities - statutory business trusts,
 equity method                                                         3,094         3,094
                                                                ------------- -------------
    Total investments                                                415,571       390,259
Cash and cash equivalents                                            158,380        34,784
Accrued investment income                                              2,874         2,211
Assumed premiums receivable (primarily with related parties -
 See note 3 )                                                         52,534        44,930
Premiums receivable - programs (primarily with related parties -
 See note 3)                                                           1,994         1,295
Deferred acquisition costs (primarily with related parties -
 See note 3)                                                          38,605        30,363
Deferred income taxes                                                  1,614         1,089
Deferred financing fees                                                3,092         3,084
Other assets                                                           5,366         3,327
                                                                ------------- -------------
    Total Assets                                                    $680,030      $511,342
                                                                ============= =============
Liabilities and Shareholders' Equity
Liabilities
Loss and loss adjustment expenses (primarily with related
 parties - See note 3)                                               $54,113       $34,192
Unearned premium (primarily with related parties - See note 3)       111,482        86,181
Assumed losses payable (primarily with related parties -
 See note 3)                                                           5,393         3,496
Premiums payable-programs (primarily with related parties -
 See note 3)                                                           1,801         1,072
Accounts payable and accrued expenses                                  2,029         2,869
Other liabilities                                                      1,065           725
Subordinated debentures                                              103,094       103,094
                                                                ------------- -------------
   Total Liabilities                                                $278,977      $231,629
                                                                ------------- -------------
Shareholders' Equity
Common shares ($0.01 par value, 100,000,000 shares authorized;
 38,277,148 and 29,580,000 shares issued in 2007 and 2006)               383           296
Additional paid-in-capital                                           383,714       269,472
Accumulated other comprehensive net income                             2,337         1,657
Retained earnings                                                     14,619         8,288
                                                                ------------- -------------
   Total Shareholders' Equity                                        401,053       279,713
                                                                ------------- -------------
   Total Liabilities and Shareholders' Equity                       $680,030      $511,342
                                                                ============= =============

         See accompanying notes to the consolidated financial statements


                           CastlePoint Holdings, Ltd.
                      Consolidated Statements of Income and
                              Comprehensive Income
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                      2007            2006
                                                                --------------- ---------------
                                                                 ($ in thousands, except share
                                                                    and per share amounts)
Revenues
   Net premiums earned (primarily with related parties -
    See note 3)                                                    $    46,596     $        --
   Commission income (primarily with related parties -
    See note 3)                                                          1,561              --
   Net investment income                                                 5,791              --
   Net realized gain on investment                                           6              --
                                                                --------------- ---------------
     Total revenues                                                     53,954              --
                                                                --------------- ---------------
Expenses
  Loss and loss adjustment expenses (primarily with related
   parties - See note 3)                                                25,326              --
  Commission and other acquisition expenses (primarily with
   related parties - See note 3)                                        16,573              --
  Other operating expenses                                               3,336             436
  Interest expense                                                       2,201              --
                                                                --------------- ---------------
      Total expenses                                                    47,436             436
                                                                --------------- ---------------
Income (loss) before income taxes                                        6,518            (436)
Income tax benefit                                                         553              --
                                                                --------------- ---------------
Net income (loss)                                                  $     7,071     $      (436)
                                                                =============== ===============

Comprehensive Income (Loss)
  Net income(loss)                                                 $     7,071     $      (436)
  Other comprehensive income:
     Gross unrealized investment holding gains arising
      during period                                                        715              --
      Less: reclassification adjustment for gains included in
       net income                                                            6              --
                                                                --------------- ---------------
                                                                           709              --
     Income tax expense related to items of other
      comprehensive income                                                 (28)             --
                                                                --------------- ---------------
     Total other comprehensive income                                      681              --
                                                                --------------- ---------------
        Comprehensive Income (loss)                                $     7,752     $      (436)
                                                                =============== ===============

Earnings (Loss) Per Share
  Basic earnings (loss) per common share                           $      0.23     $     (0.29)
                                                                =============== ===============
  Diluted earnings (loss) per common share                         $      0.23     $     (0.29)
                                                                =============== ===============

Weighted Average Common Shares Outstanding:
  Basic                                                             30,421,659       1,504,842
  Diluted                                                           30,570,021       1,504,842


         See accompanying notes to the consolidated financial statements



                         CastlePoint Holdings, Ltd.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                        2007          2006
                                                                  ------------- -------------
                                                                       ($ in thousands)
Cash flows from operating activities:
 Net income (loss)                                                   $   7,071     $    (436)
 Adjustments to reconcile net income to net cash provided by
  (used in) operations:
   Gain on sale of investments                                              (6)           --
   Depreciation and amortization                                            23            --
   Amortization of bond premium or discount                               (123)           --
   Amortization of stock-based compensation expense                        356            --
   Amortization of deferred financing fees                                  26            --
   Deferred income taxes                                                  (553)           --
Increase in assets:
   Accrued investment income                                              (662)           --
   Assumed premiums receivable                                          (7,604)           --
   Premiums receivable - programs                                         (699)           --
   Deferred acquisition costs                                           (8,243)           --
   Other assets                                                         (3,237)       (1,017)
Increase in liabilities:
   Loss and loss adjustment expenses                                    19,921             -
   Unearned premium                                                     25,300             -
   Assumed losses payable                                                1,897             -
   Premiums' payable - programs                                            729             -
   Accounts payable and accrued expenses                                  (509)            -
   Other liabilities                                                       340         1,454
                                                                  ------------- -------------
Net cash flows provided by operations                                   34,027            --
                                                                  ------------- -------------

Cash flows from investing activities:
Cost of fixed assets purchased                                             (98)           --
Purchases of investments:
   Cost of fixed-maturity securities purchased                        (212,164)           --
Sale of investments:
   Proceeds from sales of fixed-maturity securities                     97,818            --
   Other investments                                                    40,000            --
Net short term investments sold                                         49,887            --
                                                                  ------------- -------------
   Net cash flows used in investing activities                         (24,557)           --
                                                                  ------------- -------------

Cash flows from financing activities:
   Net proceeds from Tower Group, Inc.                                      --        15,000
   Net proceeds from initial public offering                           114,900            --
   Deferred financing fees                                                 (34)           --
   Dividends to shareholders                                              (740)           --
                                                                  ------------- -------------
   Net cash flows provided by financing activities                     114,126        15,000
                                                                  ------------- -------------

Increase in cash and cash equivalents                                  123,596        15,000
   Cash and cash equivalents, beginning of period                       34,784            --
                                                                  ------------- -------------
   Cash and cash equivalents, end of period                          $ 158,380     $  15,000
                                                                  ============= =============
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                        $      --     $      --
   Cash paid for interest                                            $   1,836     $      --


         See accompanying notes to the consolidated financial statements


                                          CastlePoint Holdings , Ltd.
                           Consolidated Statement of Changes in Shareholders' Equity
                                      for the period ended March 31, 2007
                                               ($ in thousands)
                                                                  Accumulated
                                                    Additional       Other        Retained          Total
                                         Common      Paid-In     Comprehensive    Earnings       Shareholders'
                                         Shares      Capital         Income       (deficit)         Equity
                                      ----------- ------------- --------------- ------------- -----------------
Balance at December 31, 2006                $296      $269,472          $1,657        $8,288          $279,713
                                      =========== ============= =============== ============= =================

Initial public offering, net proceeds         87       113,886                                         113,973
Net income                                                                             7,071             7,071
Net unrealized gains                                                       680                             680
Stock based compensation                                   356                                             356
Dividends to shareholders                                                               (740)             (740)
                                      ----------- ------------- --------------- ------------- -----------------
Balance at March 31, 2007                   $383      $383,714          $2,337       $14,619          $401,053
                                      =========== ============= =============== ============= =================

                        See accompanying notes to the consolidated financial statements


                           CastlePoint Holdings, Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and in conformity with
Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto included in the Registration Statement on Form S-1 (File No. 333-139939) of the Company relating to the initial public offering of its common shares, initially filed with the SEC on January 11, 2007, as amended (as so amended, the "Registration Statement"). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the accounts of CastlePoint Holdings, Ltd. (sometimes referred to as "CastlePoint Holdings" or the "Company"), its wholly owned subsidiaries, CastlePoint Bermuda Holdings Ltd. ("CastlePoint Bermuda Holdings"), CastlePoint Reinsurance Company, Ltd. ("CastlePoint Re"), CastlePoint Management Corp. ("CastlePoint Management") and CastlePoint Insurance Company ("CastlePoint Insurance"). All significant inter-company balances have been eliminated. Business segment results are presented net of all material inter-segment transactions.

Note 2 - Initial Public Offering

         On March 28, 2007 we completed the sale of 8,697,148 common shares at $14.50 in a firm commitment underwritten initial public offering. In addition, 119,500 shares were sold in that offering by selling shareholders who previously purchased such shares in the private offering of our common shares we completed in April 2006. Included in the 8,697,148 shares sold by us were 1,134,410 shares purchased by the underwriters to cover over-allotments. The net proceeds to the Company of the initial public offering were approximately $114 million after the deduction of underwriting discounts and other estimated offering expenses.

         The common shares of CastlePoint Holdings are listed on the Nasdaq Global Market under the symbol "CPHL."

Note 3 - Related Party Transactions

         The Company and/or its subsidiaries are parties to a master agreement, certain reinsurance agreements, program management agreements and service and expense sharing agreements with Tower Group, Inc., a Delaware corporation that is publicly traded in the U.S. ("Tower") or its insurance subsidiaries. In addition, CastlePoint Re participates as a reinsurer of Tower's property and excess of loss reinsurance agreements. CastlePoint Re entered into three multi-year quota share reinsurance agreements with Tower's insurance subsidiaries: the brokerage business quota share reinsurance agreement, the traditional program business quota share reinsurance agreement, and the specialty program business and insurance risk-sharing business quota share reinsurance agreement. Under the brokerage business quota share reinsurance agreement, during the three months ended March 31, 2007, Tower's insurance companies ceded to CastlePoint Re 49% of each of their brokerage business. There were no changes during the three months ended March 31, 2007 to our arrangements with Tower pursuant to the traditional program business quota share reinsurance agreement and the specialty program business and insurance risk-sharing business quota share reinsurance agreement. Premiums receivable from and losses payable to Tower as of March 31, 2007 were $40.1 million and $3.6 million, respectively compared to $42.4 million and $3.5 million as of December 31, 2006. The unearned premium reserves and loss reserves with Tower as of March 31, 2007 were $95.0 million and $48.6 million, respectively, compared to $80.7 million and $33.2 million as of December 31, 2006. Deferred acquisition costs were $32.8 million and $28.0 million as of March 31, 2007 and December 31, 2006, respectively. The total underwriting impact related to our reinsurance agreements with Tower discussed above is as follows:

                                                               March 31, 2007
                                                         -----------------------
                                                              ($ in thousands)
Net premiums earned.....................................             $38,533
Net losses incurred.....................................              20,554
Net commission expense..................................              13,218

         CastlePoint Management is a party to service and expense sharing agreements with Tower and certain of its subsidiaries. Tower charged CastlePoint Management $144,489 for the period ended March 31, 2007 for services rendered in support of CastlePoint Management's infrastructure as contemplated by the service and expense sharing agreements.

         CastlePoint Management is a party to program management agreements with Tower, whereby CastlePoint Management was appointed to perform certain underwriting and claims services with respect to program business. Premiums collected and due to Tower for program business at March 31, 2007 were $1.8 million. At March 31, 2007, CastlePoint Management recorded commission revenue of $1.6 million from Tower. For services rendered in support of CastlePoint Management's program business as contemplated by the service and expense sharing agreements, Tower charged CastlePoint Management $53,660 for the period ended March 31, 2007.

Note 4 - Investments

         The amortized cost and fair value of the investments by investment type as of March 31, 2007 and December 31, 2006 are as follows:

                                               Cost or         Gross Unrealized    Gross Unrealized     Estimated Fair
                                            Amortized Cost          Gains                Losses             Value
                                           -----------------  -------------------  -------------------  -----------------
                                                                           ($ in thousands)
March 31, 2007:
Bonds:
US government and agencies securities               $25,947                 $ 14               $  (9)           $ 25,952
Corporate fixed maturities                          109,478                  682                  (8)            110,152
Mortgage and asset-backed securities                272,931                1,845                (154)            274,622
                                           -----------------  -------------------  -------------------  -----------------
    Total fixed maturities                          408,356                2,541                (171)            410,726
Short term investments                                1,751                    0                    0              1,751
                                           -----------------  -------------------  -------------------  -----------------
Total available-for-sale investments                410,107                2,541                (171)            412,477


December 31, 2006:
Bonds:
US government and agencies securities              $ 18,650                 $ 19               $ (10)           $ 18,659
Corporate fixed maturities                           88,785                  398                 (22)             89,161
Mortgage and asset-backed securities                186,443                1,342                 (78)            187,707
                                           -----------------  -------------------  -------------------  -----------------
    Total fixed maturities                          293,878                1,759                (110)            295,527
Short term investments                               51,626                   12                    0             51,638
                                           -----------------  -------------------  -------------------  -----------------
Total available-for-sale investments                345,504                1,771                (110)            347,165


         The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires that fixed-maturity and equity securities that have readily determined fair values be segregated into categories based upon the Company's intention for those securities. In accordance with SFAS 115, the Company has classified its fixed-maturity and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors.

         Fixed-maturity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, reported as a separate component of comprehensive income in shareholders' equity. Realized gains and losses are determined on the specific identification method.

Redemption of Tower Non-Cumulative Convertible Redeemable Perpetual Preferred Stock

         On December 4, 2006, CastlePoint Management purchased 40,000 shares of Series A non-cumulative convertible redeemable perpetual preferred stock (as subsequently exchanged for a new series of such convertible perpetual preferred stock reflecting substantially similar terms, the "perpetual preferred stock") of Tower, for an aggregate consideration of $40 million. CastlePoint Management completed such purchase pursuant to an assignment by CastlePoint Re of its related obligations under a stock purchase agreement CastlePoint Re entered into with Tower in November 2006.

         Tower redeemed all of its perpetual preferred stock held by CastlePoint Management on January 26, 2007, at the redemption price of $40 million in the aggregate plus approximately $0.3 million in interest that was paid in January 2007. We used the proceeds of such redemption to further capitalize CastlePoint Insurance. Although Tower effected such redemption, we retained the right of first refusal from Tower, with respect to any insurance companies Tower may acquire during the term of our master agreement, subject to the receipt of any necessary regulatory approvals, to assume such companies' historical losses pursuant to a loss portfolio transfer agreement (which must be on mutually acceptable market competitive terms) if Tower desires to cause these insurance companies to effect loss portfolio transfers. In the case of Tower's acquisition of Preserver Group, Inc., a privately held company that specializes in small commercial and personal lines insurance in the northeastern region of the United States ("Preserver"), which Tower announced it completed in April 2007, Tower has not notified us that it intends to effect a loss portfolio transfer from Preserver. Although Tower redeemed its perpetual preferred stock, the benefit of a one-year extension of the initial three-year terms of our agreements with Tower remains in effect.

Note 5 - Accounting Pronouncements

         In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No.155, "Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No.133 and SFAS No.140" (SFAS 155) and Statement 133 Implementation Issue No. B40, "Embedded Derivatives: Application of Paragraph 13
(b) Securitized Interests in Prepayable Financial Assets" ("B40"). B40 provides a narrow scope exception for certain securitized interests from the tests required under paragraph 13 (b) of SFAS No. 133. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. B40, under specific criteria, is effective July 1, 2007. SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS 133. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. Adoption of SFAS 155 has not had a material impact on the Company's consolidated financial condition or results of operations. Management is still evaluating the provision of B40, which is not effective until July 1, 2007.

         In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes," an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 provides an interpretation to SFAS 109 with respect to the recognition and measurement of tax uncertainties. Specifically, it prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The Company is to determine whether it is "more likely than not" (i.e., greater than 50% certain) that our position would be sustained upon examination by tax authorities. Tax positions that meet the "more likely than not" threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement. The adoption of FIN 48 has not had a material impact on the Company's consolidated financial condition or results of operations. Interest on underpayment of taxes will be shown on the Consolidated Statements of Income and Comprehensive Income as "interest expense." Penalties accrued will be classified as "other expense."

         In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements". This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of the principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued beginning November 15, 2007. The Company is currently reviewing the impact that adoption of SFAS 157 will have on its consolidated financial position and results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The objective is to improve financial reporting by providing the entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is expected to expand the use of fair value measurement. The standard is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently reviewing the impact that adoption of SFAS 159 will have on its consolidated financial position and results of operations.

Note 6 -Dividends Declared

         Dividends declared by the Company on its common shares for the three months ended March 31, 2007 were $739,500, or $0.025 per share. There were no dividends declared by the Company on its common shares for the three months ended March 31, 2006.

Note 7 - Earnings (Loss)  Per Share

         The following table shows the computation of the Company's earnings per share:


                                    Income (Loss)          Shares           Per Share
                                     (Numerator)       (Denominator)          Amount
                                 -------------------- ---------------- --------------------
                                   ($ in thousands, except shares and per share amounts)
Three Months Ended
March 31, 2007
Net Income                                    $7,071
                                 -------------------- ---------------- --------------------
Basic earnings per share                       7,071       30,421,659             $    .23
                                 -------------------- ---------------- ====================
Effect of dilutive securities:
  Warrants                                                    148,362
Diluted earnings per share                    $7,071       30,570,021             $    .23
                                 ==================== ================ ====================
Three Months Ended
March 31, 2006
Net Loss                                      $ (436)
                                 -------------------- ---------------- --------------------
Basic losses per share                          (436)       1,504,842              ($ 0.29)
                                 -------------------- ---------------- ====================
Diluted losses per share                      $ (436)       1,504,842              ($ 0.29)
                                 ==================== ================ ====================

         Weighted average stock options outstanding of 1,136,611 for the three months ended March 31, 2007 have been excluded where these were anti-dilutive to the earnings per share, based on the weighted average fair value per share of $11.52 being less than the sum of the exercise price and unrecognized compensation cost. There were no stock options or warrants outstanding as of March 31, 2006.

Note 8 -Employee Stock Option Plan

         The Company adopted the provision of SFAS No. 123-R effective January 1, 2006 and granted all of its stock options after that date. The compensation cost of awards will be based on the grant-date value of those awards as calculated under SFAS No. 123-R and amortized over the vesting period. The Company's 2006 Long-Term Equity Compensation Plan (the "Plan") provides for grants of any option, stock appreciation right ("SAR"), restricted share, restricted share unit, performance share, performance unit, dividend equivalent or other share-based award. The total number of shares reserved for issuance under the Plan is 1,735,021 common shares, of which 1,126,166 options were issued to senior management and non-employee directors of the Company and its subsidiaries in 2006, and 539,447 options were issued to non-employee directors and certain officers and employees of the Company and its subsidiaries during the three months ended March 31, 2007. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The stock options granted to employees vest in installments over 42 months of service and the stock options granted to non-employee directors vest after 12 months of service. No SARs have been granted to date. Each of the Company's three current non-employee directors received 1,724 restricted common shares in 2007.

         As of March 31, 2007, there was $5.7 million of unrecognized compensation costs related to 1,622,113 non-vested stock options. For employees, the cost is expected to be recognized over the vesting periods of the individual options which extend to 42 months. For non-employee directors, the cost is expected to be recognized over the vesting period of 12 months. For the three months ended March 31, 2007, the Company recognized $0.4 million of compensation expense related to share-based compensation.


                                                                March 31, 2007
                                                      -----------------------------------
                                                                             Weighted
                                                                         Average Exercise
                                                      Number of Shares        Price
                                                      ----------------   ----------------

Outstanding, beginning of period                             1,082,666   $          10.00
Granted at market value                                        539,447              14.50
Forfeitures and expirations                                         --                 --
Exercised                                                           --                 --
Outstanding, end of period                                   1,622,113   $          11.50
Exercisable, end of period                                          --                 --
Weighted average fair value per share of
options granted                                                                      4.81


  Options outstanding as of March 31, 2007 are shown on the following schedule:



                                                      Average Remaining      Average Exercise
                               Number of Shares        Contractual Life           Price
                             --------------------- ----------------------- -------------------
Exercise Prices
$10.00                                  1,082,666              9.0  years  $            10.00
$14.50                                    539,447             10.0  years  $            14.50
                             --------------------- ----------------------- -------------------
Total Options                           1,622,113             9.33  years  $            11.50
                             ===================== ======================= ===================


Note 9 -Reserves

  The components of the liability for loss and loss adjustment expenses as of
                         March 31, 2007 are as follows:

                                                             Gross Liability
                                                             ----------------
                                                             ($ in thousands)
Case-basis reserves......................................... $         21,966
IBNR reserves............................................... $         32,147
                                                             ----------------
Total....................................................... $         54,113
                                                             ================


       Activity in the liability for loss and loss adjustment expenses is summarized as follows:



                                                            March 31, 2007
                                                           ---------------
                                                           ($ in thousands)

Balance at January 1, 2007                                 $        34,192

Incurred related to:
Current year                                                        24,794
Prior years                                                            532
                                                           ---------------
Total incurred                                                      25,326
Paid and payable:
Current year                                                            --
Prior years                                                          5,405
                                                           ---------------
Total paid and payable                                               5,405

Balance at March 31, 2007                                  $        54,113
                                                           ===============

         Loss and loss adjustment expenses were $25.3 million, which produced a 54.3% loss ratio for the three months ended March 31, 2007. During the same period in 2007, Tower's brokerage business quota share loss ratio was 52.5%. We experienced a $0.5 million unfavorable case development on accident year 2006 primarily as a result of one large loss incurred in a specialty program.


Note 10 - Segment Information

         The Company reports its results in three business segments: reinsurance, insurance and insurance services. The insurance segment did not conduct any business and did not have any premium income, obligations relating to insurance policies, employees and operations for the three months ended March 31, 2007. The reinsurance segment includes the results from the reinsurance business written through CastlePoint Re. The insurance services segment includes the results from managing the program business. The insurance services segment will include results from providing unbundled insurance services to program underwriting agents, although no such services were provided for the three months ended March 31, 2007.

         The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, general corporate expenses, interest expenses, income taxes and any other non-core business income or expenses.

                                                 Three Months Ended March 31,
                                                -------------------------------
                                                     2007             2006
                                                --------------   --------------
                                                        ($ in thousands)
Insurance Segment  Information
Revenues:                                       $           --   $           --
Net premiums earned...........................              --               --
                                                --------------   --------------
Total revenues................................              --               --
                                                --------------   --------------
Expenses:
Underwriting expenses.........................               2               --
                                                --------------   --------------
Total expenses................................               2               --
                                                --------------   --------------
Segment loss .................................  $           (2)            $ --
                                                ==============   ==============



                                                 Three Months Ended March 31,
                                                -------------------------------
                                                     2007            2006
                                                --------------   --------------
                                                       ($ in thousands)
Reinsurance Segment
Revenues:
Net premiums earned ..........................  $       46,596   $           --
                                                --------------   --------------
Total revenues ...............................          46,596               --
                                                --------------   --------------
Expenses:
Net loss and loss adjustment expenses ........          25,326               --
Commission expenses ..........................          15,357               --
                                                --------------   --------------
Other underwriting expenses ..................             650              104
                                                --------------   --------------
Total expenses ...............................          41,333              104
                                                --------------   --------------
Segment profit (loss) ........................  $        5,263   $         (104)
                                                ==============   ==============


                                                                                               Three Months Ended March 31,
                                                                                               ----------------------------
                                                                                            2007                      2006
                                                                                           -------                 --------
                                                                                                      ($ in thousands)
Insurance Services Segment
Revenues:
Direct commission revenue from program business.................................            $1,561                    $ --
                                                                                            ------                    ----
Total revenues..................................................................             1,561                      --
                                                                                            ------                    ----
Expenses:
Direct commission expenses from program business................................             1,216                      --
Other insurance services expenses...............................................             1,344                      18
                                                                                            ------                    ----
Total expenses..................................................................             2,560                      18
                                                                                            ------                    ----
Segment loss....................................................................            $ (999)                  $ (18)
                                                                                            ======                   =====

         The following table reconciles revenues by segment to consolidated revenues:

                                                                                         Three Months Ended March 31,
                                                                                        ------------------------------
                                                                                             2007            2006
                                                                                        --------------   -------------
                                                                                               ($ in thousands)
Revenues:
 Insurance segment......................................................................$          --    $         --
 Reinsurance segment....................................................................       46,596              --
 Insurance services segment.............................................................        1,561              --
                                                                                        --------------   -------------
Total segment revenues..................................................................       48,157              --
                                                                                        --------------   -------------
Net Investment income...................................................................        5,791              --
Net realized capital gains..............................................................            6              --
                                                                                        --------------   -------------
Consolidated revenues...................................................................$      53,954    $         --
                                                                                        ==============   =============

         The following table reconciles the results of the Company's individual segments to consolidated income before taxes:

                                                                            Three Months Ended March 31,
                                                                         -----------------------------------
                                                                               2007                2006
                                                                         ----------------     --------------
                                                                                  ($ in thousands)
Insurance segment loss...................................................$            (2)     $          --
Reinsurance segment profit...............................................          5,263               (104)
Insurance services segment loss..........................................           (999)               (18)
                                                                         ----------------     --------------
Segment profit (loss)....................................................          4,262               (121)
Net investment income....................................................          5,791                 --
Net realized capital gains...............................................              6                 --
Corporate expenses.......................................................         (1,340)              (314)
Interest expense.........................................................         (2,201)                --
                                                                         ----------------     --------------
Income(loss) before taxes................................................$         6,518      $        (436)
                                                                         ================     ==============

         The following table reconciles the assets of the Company's individual segments to consolidated assets:

                                                                                          March 31,     December 31,
                                                                                        -------------- --------------
                                                                                             2007           2006
                                                                                        -------------- --------------
                                                                                              ($ in thousands)
Assets:
Insurance segment.......................................................................$      89,636  $       8,850
Reinsurance segment.....................................................................      452,399        395,414
Insurance services segment..............................................................       16,823         98,440
                                                                                        -------------- --------------
Total segment assets....................................................................      558,858        505,704
Corporate assets........................................................................      121,172          8,638
                                                                                        -------------- --------------
Consolidated assets.....................................................................$     680,030  $     511,342
                                                                                        ============== ==============

Note 11 - Trust Agreements

         Under the terms of the quota share reinsurance agreements between CastlePoint Re and Tower's insurance companies, CastlePoint Re is required to provide security to Tower's insurance companies to support reinsurance recoverables owed to these reinsureds in a form acceptable to the insurance commissioners of the State of New York and Commonwealth of Massachusetts, the domiciliary states of Tower's insurance companies. This trust arrangement permits Tower's insurance companies to take credit on their statutory financial statements for the reinsurance ceded to CastlePoint Re, either as an additional asset or as a reduction in liability. CastlePoint Re is also required by its reinsurance agreements with its other cedents to collateralize amounts through a letter of credit, cash advance, funds held or a trust account meeting the requirements of the applicable state insurance regulations.

         As of March 31, 2007, CastlePoint Re had trust accounts for the benefit of its reinsureds totaling approximately $133.3 million, an increase of approximately $28.9 million since December 31, 2006. CastlePoint Re earns and collects the interest on the trust funds.

Note 12 - Subsequent Events

         The Board of Directors of CastlePoint Holdings has approved a quarterly dividend of $0.025 per share payable June 27, 2007 to the Company's shareholders of record as of June 15, 2007.

         The New York State Insurance Department has not yet approved the pooling agreements and related pool management agreements between Tower and CastlePoint Insurance that were to take effect as of January 1, 2007. We continue to seek regulatory approvals of these agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

         Some of the statements in this quarterly report, including without limitation, in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," including those using words such as "believes," "expects," "intends," "estimates," "projects," "predicts," "assumes," "anticipates," "plans" and "seeks," and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this quarterly report regarding future events and operating performance. Because we have a very limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, are forward-looking statements.

         All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risk factors identified in our Registration Statement filed with the SEC and the following:

     o our lack of any meaningful operating history and our inability to start engaging in the insurance business because we have not received regulatory approval or executed some of the transactions described in this quarterly report and/or in our other filings with the SEC;

     o our heavy dependence on Tower for revenue in our initial years of operation, and possibly beyond, and the continued growth of Tower's business, including as a result of its acquisition of Preserver in April 2007, in the future consistent with Tower's past growth;

     o the risk that CastlePoint Bermuda Holdings or CastlePoint Holdings may be deemed to be engaged in a U.S. trade or business, or CastlePoint Re may be considered to be doing business through a permanent establishment in the U.S., either of which would subject these companies to U.S. taxation, which could have a material adverse effect on our business, financial condition and results of operations;

     o the terms of our arrangements with Tower may change as a result of the regulatory review and approval process;

     o Preserver's ability to write premiums consistent with its historical results;

     o    our ability to write premiums with clients other than Tower;

     o the possibility that we may need additional capital to further capitalize CastlePoint Re and CastlePoint Insurance for our reinsurance business and insurance business, respectively, as well as at least one additional broadly licensed U.S. insurance company for our insurance business, and to make strategic investments in some of our clients, including Tower, and the risk that we may not be able to obtain future financing on favorable terms or at all;

     o our ability to hire, retain and integrate our management team and other personnel;

     o    the risk that we may not be able to implement our business strategy;

     o the ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions;

     o changes in regulation or tax laws applicable to us, our brokers or our customers;

     o changes in the availability, cost or quality of insurance business that meets out reinsurance underwriting standards;

     o actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms and limits of the products we intend to write;

     o inability of any additional U.S. licensed insurance companies that we may acquire to obtain expected ratings from A.M. Best;

     o possible future downgrade in the rating of CastlePoint Re, CastlePoint Insurance or our U.S. licensed insurance companies;

     o    changes in rating agency policies or practices;

     o    changes in accounting policies or practices; and

     o changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.

         This list of factors is not exhaustive and should be read with the other cautionary statements that are included in this quarterly report.

         If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Any forward-looking statements you read in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. All investors and potential investors in our common shares should specifically consider the factors identified in this quarterly report and the risk factors identified in our Registration Statement filed with the SEC that could cause actual results to differ from those discussed in the forward-looking statements before making an investment decision. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

Critical Accounting Estimates

         The Company's consolidated financial statements and the related disclosures included in this quarterly report have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations, as their application requires management to make the most significant judgments. We believe the items that require the most subjective and complex estimates are:

     o    premiums;
     o    losses and loss adjustment expense reserves;
     o    deferred acquisition costs;
     o    investments;
     o    reinsurance accounting;
     o    deferred taxes; and
     o    U.S. taxation.

         Of the items mentioned above, management believes that a discussion of premiums, losses and loss adjustment expense reserves, deferred tax and U.S. taxation is appropriate in this quarterly report due to the developments that occurred during the first quarter of 2007. More information regarding our other critical accounting estimates is included in the section entitled "Critical Accounting Estimates" in the "Management Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement.

         Regarding premium estimates, while we attempt to obtain current assumed premiums written statements from ceding companies, it is common that the most recent month statements are not received from the ceding company until after the period ending and, in some cases, the most recent quarter. Therefore, assumed premiums written from these ceding companies are estimated for the most recent month or, in some cases, for several months. With respect to CastlePoint Re's three quota share reinsurance agreements with Tower's insurance companies, we obtain current monthly statements and assumed premiums written from Tower on an actual, rather than estimated, basis. For ceding companies from which we have not received current monthly statements and therefore must estimate the most recent period's assumed premiums written, the difference between the estimated assumed premiums written and actual assumed premiums written is reflected in the subsequent accounting period or as soon as the actual assumed premiums written are obtained. For our most recent quarter ended March 31, 2007, approximately 21% of the assumed written premiums and approximately 12% of the corresponding assumed earned premiums are based upon premium estimates. After provision for applicable loss and loss adjustment expenses and commission and other acquisition expenses, the impact of these estimates would not have a material effect on the Company's consolidated financial position or results of operations.

         Regarding loss and loss adjustment expense estimates, changes in loss reserves estimates may result from (1) variability in the estimation process itself, and (2) the fact that external factors may cause changes in the future that are not reflected in historical patterns. With respect to the former source of variability, i.e. estimation process variation, we believe that a reasonably likely range for the loss reserves can be represented by a standard utilized by some professional, independent actuaries as part of their certification of an insurer's reserves. That standard contemplates that the company's loss reserves must be in a range from minus 5% to plus 10% of the independent actuary's best estimate. Utilizing this standard as a guide, we believe that most professional actuaries, assuming they are presented with the same information, would determine that the loss reserves can be certified if they fall within a range of minus 5% to plus 10%. Therefore, it is reasonably likely that some professional actuaries, assuming they are presented with the same information relating to our company, would determine a best estimate of our loss reserves to be between $51.4 million and $59.5 million as of March 31, 2007, as compared to our own best estimate of the loss reserves, which is $54.1 million as of that date. No assurance can be given that outcomes outside of the above range cannot occur, as outcomes outside of such range are possible. In addition, the above range assumes that future patterns are similar to historical patterns, as to which there can be no assurance. With regard to the potential variability in loss reserves estimates due to the fact that future patterns may differ from historical patterns, we believe there is additional potential variability that cannot be estimated.

         The deferred tax asset at March 31, 2007 was $1.6 million, which was comprised of the cost of stock options and CastlePoint Management's net loss. In assessing the valuation of deferred tax assets, we consider whether it is more likely than not that some portion or all the deferred tax will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income to offset previous operating losses or during periods in which temporary differences become deductible. Our management currently believes that it is more likely than not that we will recover all of the assets based primarily upon future profitability of our U. S. operations.

         Regarding U.S. taxation, if either CastlePoint Bermuda Holdings or CastlePoint Holdings are deemed by the U.S. Internal Revenue Service to be engaged in a U.S. trade or business, or if CastlePoint Re is considered to be doing business through a permanent establishment in the U.S., then these entities would be subject to U.S. taxation. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The Company is to determine whether it is "more likely than not" (i.e., greater than 50% certain) that our position would be sustained upon examination by tax authorities. Tax positions that meet the "more likely than not" threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement. The adoption of FIN 48 has not had a material impact on the Company's consolidated financial position or results of operations.

Consolidated Results of Operations

                                                                                Three Months Ended March 31,
                                                                          ----------------------------------------
                                                                                 2007                 2006
                                                                          -------------------  -------------------
                                                                                      ($ in thousands)
Revenues
Net premiums earned                                                       $           46,596   $               --
                                                                          -------------------  -------------------
Commission income                                                                      1,561                   --
Net investment income                                                                  5,791                   --
Net realized investment gains                                                              6                   --
                                                                          -------------------  -------------------
Total revenues                                                                        53,954                   --
                                                                          -------------------  -------------------
Expenses
Net loss and loss adjustment expenses                                                 25,326                   --
Commission and other acquisition expenses                                             16,573
Other operating expenses                                                               3,336                  436
Interest expenses                                                                      2,201                   --
                                                                          -------------------  -------------------
Total expenses                                                                        47,436                  436
                                                                          -------------------  -------------------
Income before taxes                                                                    6,518                 (436)
Income tax benefit                                                                       553                   --
                                                                          -------------------  -------------------
Net Income/(Loss)                                                         $            7,071   $             (436)
                                                                          ===================  ===================
Key Measures
Return on average equity                                                                 9.6%
Consolidated combined ratio                                                             93.7%


         We calculate our loss and expense ratios by segment. See "--Insurance Segment Results of Operations," "--Reinsurance Segment Results of Operations" and "--Insurance Services Segment Results of Operations" below.

Consolidated Results of Operations for the Three Months Ended March 31, 2007 and 2006

         For the three months ended March 31, 2006, we did not have any insurance or reinsurance written premiums or losses. We incurred operating expenses of $0.4 million for the three months ended March 31, 2006 relating to our start up activities.

         Total revenues. Total revenues were $54.0 million for the three months ended March 31, 2007, which consisted of net premiums earned (86.4% of the total revenues), commission income (2.9% of the total revenues) and net investment income (10.7% of the total revenues).

         Premiums earned. Net premiums earned were $46.6 million for the three months ended March 31, 2007. The business assumed by CastlePoint Re under its reinsurance agreements with Tower's insurance companies represented 81% of net premiums earned.

         Commission income. Commission income was $1.5 million for the three months ended March 31, 2007. We received this commission income as a result of CastlePoint Management's management of the specialty and traditional programs.

         Net investment income and realized investment gains. Net investment income was $5.8 million for the three months ended March 31, 2007. The investment book yield on our invested assets was 5.41% for the three months ended March 31, 2007.

         Loss and loss adjustment expenses. Loss and loss adjustment expenses were $25.3 million, which produced a 54.3% loss ratio for the three months ended March 31, 2007. The quota share loss ratio of Tower's brokerage business was
52.5 % during the same period.

         Expenses. Commission and operating expenses were $19.9 million for the three months ended March 31, 2007, and were comprised of commission expense of $16.6 million and other operating expenses of $3.3 million, including corporate expenses (namely, salaries, audit, legal services and insurance expenses).

         Interest expense. Our interest expense was $2.2 million for the three months ended March 31, 2007. Interest expense resulted from the $103.1 million of subordinated debentures issued by us in December 2006 at a fixed interest rate.

         Net income (loss) and return on average equity. Our net income was $7.1 million for the three months ended March 31, 2007. Our annualized return on average equity was 9.6% for the three months ended March 31, 2007. The annualized return was calculated by dividing annualized net income of $28.3 million by weighted average shareholders' equity of $294.8 million.

         Consolidated combined ratio. One of our key measures of profitability is what we refer to as our consolidated combined ratio, which is calculated by
(i) dividing the total expenses (excluding interest expenses) minus commission income by (ii) net premiums earned. Our consolidated combined ratio for the first quarter of 2007 was 93.7%.

Insurance Segment Results of Operations

                                                                               Three Months Ended March 31,
                                                                          ---------------------------------------
                                                                               2007                    2006
                                                                          ---------------         ---------------
                                                                                     ($ in thousands)
Revenues
Premiums earned
   Gross premiums earned                                                  $           --          $           --
   Less: ceded premiums earned                                                        --                      --
                                                                          ---------------         ---------------
   Net premiums earned                                                                --                      --
                                                                          ---------------         ---------------
Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment expenses                                            --                      --
   Less: ceded loss and loss adjustment expenses                                      --                      --
                                                                          ---------------         ---------------
   Net loss and loss adjustment expenses                                              --                      --
                                                                          ---------------         ---------------
Underwriting expenses
   Ceding commission expense                                                          --                      --
   Other underwriting expenses                                                         2                      --
                                                                          ---------------         ---------------
Total underwriting expenses                                                            2                      --
                                                                          ---------------         ---------------
Underwriting Loss                                                         $           (2)         $           --
                                                                          ===============         ===============
Loss Ratios
Gross                                                                                n/a                     n/a
Net                                                                                  n/a                     n/a
Accident Year Loss Ratios
Gross                                                                                n/a                     n/a
Net                                                                                  n/a                     n/a
Underwriting Expense Ratios
Gross                                                                                n/a                     n/a
Net                                                                                  n/a                     n/a
Combined Ratios
Gross                                                                                n/a                     n/a
Net                                                                                  n/a                     n/a

Insurance Segment Results of Operations for the Three Months Ended March 31, 2007 and 2006

         The insurance segment did not conduct any business and did not have any premium income, obligations relating to insurance policies, employees and operations for the three months ended March 31, 2007.

Reinsurance Segment Results of Operations

                                                                                    Three Months Ended March 31,
                                                                             -------------------------------------------
                                                                                     2007                   2006
                                                                             ---------------------  --------------------
                                                                                          ($ in thousands)
Revenues
Premiums earned
   Gross premiums earned                                                     $             46,596   $                --
   Less: ceded premiums earned                                                                 --                    --
                                                                             ---------------------  --------------------
   Net premiums earned                                                                     46,596                    --
                                                                             ---------------------  --------------------
Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment expenses                                                 25,326                    --
   Less: ceded loss and loss adjustment expenses                                               --                    --
                                                                             ---------------------  --------------------
   Net loss and loss adjustment expenses                                                   25,326                    --
                                                                             ---------------------  --------------------
Underwriting expenses
   Ceding commission expense                                                               15,357
   Other underwriting expenses                                                                650                   104
                                                                             ---------------------  --------------------
Total underwriting expenses                                                                16,007                   104
                                                                             ---------------------  --------------------
Underwriting Profit (Loss)                                                   $              5,263   $              (104)
                                                                             =====================  ====================
Loss Ratios
Gross                                                                                        54.3%                  n/a
Net                                                                                          54.3%                  n/a
Accident Year Loss Ratios
Gross                                                                                        53.2%                  n/a
Net                                                                                          53.2%                  n/a
Underwriting Expense Ratios
Gross                                                                                        34.4%                  n/a
Net                                                                                          34.4%                  n/a
Combined Ratios
Gross                                                                                        88.7%                  n/a
Net                                                                                          88.7%                  n/a

Reinsurance Segment Results of Operations for the Three Months Ended March 31, 2007 and 2006

         Gross premiums and net premiums. Gross and net written premiums were $71.9 million for the three months ended March 31, 2007. The total amount of net written premiums originated by and assumed from Tower by CastlePoint Re for the three months ended March 31, 2007 was $51.6 million. During the same period, net written premiums from clients other than Tower represented 28% of our net written premiums, increased from 6% of net premiums written for the full year 2006.

         Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses were $25.3 million, which produced a 54.3% loss ratio for the three months ended March 31, 2007. Tower's brokerage business quota share loss ratio was 52.5% during the same in 2007. We experienced $0.5 million unfavorable case development on accident year 2006 primarily as a result of one large loss incurred in a specialty program.

         Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies, which cede business to CastlePoint Re, and other underwriting expenses. Ceding commission expense was $15.4 million and other underwriting expenses were $0.7 million for the three months ended March 31, 2007. Both the gross underwriting expense ratio and the net underwriting expense ratio were 34.4% for the three months ended March 31, 2007, since we did not have any ceded reinsurance during that period.

         Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $5.3 million and 88.7%, respectively, for the three months ended March 31, 2007.

Insurance Services Segment Results of Operations

                                                            Three Months Ended March 31,
                                                        ------------------------------------
                                                              2007               2006
                                                        ----------------- ------------------
                                                                  ($ in thousands)
Revenues
Direct commission revenue from programs                 $          1,561  $              --
                                                        ----------------- ------------------
Total Revenues                                                     1,561                 --
                                                        ----------------- ------------------
Expenses
Direct commissions expense from programs                           1,216                ---
Other insurance services expenses                                  1,344                 18
                                                        ----------------- ------------------
Total Expenses                                                     2,560                 18
                                                        ----------------- ------------------
Insurance Services Loss                                 $           (999) $             (18)
                                                        ================= ==================

Insurance Services Segment Results of Operations for the Three Months Ended March 31, 2007

         Direct commission revenue. Direct commission revenue is dependent upon the premiums written during the year with respect to the program business managed by CastlePoint Management. CastlePoint Management receives a 30% commission from Tower's insurance companies for program business placed by CastlePoint Management with these companies less boards, bureaus and premium taxes (which we refer to as "BB&T") and less direct commission expenses that are incurred by these companies. Commission income was $1.5 million for the three months ended March 31, 2007. These commission revenues were received for the specialty programs and traditional programs. We also bound an additional program that we expect to begin producing revenues in the third quarter of 2007.

         Direct commission expense from programs. Direct commission expense was $1.2 million for the three months ended March 31, 2007, which consisted of the commission fees paid by us to producing agents for services rendered on behalf of the program business.

         Other insurance services expenses. Other insurance services expenses were $1.3 million for the three months ended March 31, 2007. This amount includes $0.2 million of costs incurred and charged by Tower's insurance companies for services provided to us.

         Insurance services loss. Insurance services loss was $1.0 million for the three months ended March 31, 2007. CastlePoint Management is currently incurring costs at a higher rate than revenues are being generated by the insurance services business because of the lag of written premiums and therefore commission revenue expected to be generated in future periods from existing programs. In addition, there is a lag time to launch new programs that requires rates and forms to be filed and approved, as well as systems to be implemented.

Liquidity and Capital Resources

         CastlePoint Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. We expect substantially all of our operations to be conducted by our insurance, reinsurance, and management company subsidiaries. Accordingly, we expect to have continuing cash needs for administrative expenses and the payment of principal and interest on any future borrowings and taxes. Funds to meet these obligations will come primarily from dividend payments from our operating subsidiaries. There are restrictions on the payment of dividends by our insurance subsidiaries. These restrictions, as well as our liquidity, principal capital requirements and related matters are described in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement.

         Our ongoing principal consolidated cash requirements are expected to be the capitalization of our existing operating subsidiaries, which includes operating expenses, our acquisition of at least one additional U.S. licensed insurance company in connection with our insurance risk-sharing and program business within the next three to nine months, subject to receipt of regulatory approvals, net cash settlements under the pooling and reinsurance agreements, payment of losses and loss adjustment expenses, commissions paid to program underwriting agents, ceding commissions to insurance companies including Tower, excise taxes, operating expenses and payments under our service and expense sharing agreements with Tower and certain of its subsidiaries. In addition, we will need cash to enable us to make strategic investments in some of our clients and potential clients, including Tower, as well as to pay dividends to our shareholders and to service the debt on the subordinated debentures of $103.1 million issued by CastlePoint Management in December 2006. Further, while insurance regulations differ by location, insurers and reinsurers are generally required to maintain certain minimum levels of capital and/or risk-based capital, the calculation of which typically includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations.

         On March 28, 2007 we completed the sale of 8,697,148 common shares at $14.50 in a firm commitment underwritten initial public offering. In addition, 119,500 shares were sold in that offering by selling shareholders who previously purchased such shares in the private offering of our common shares we completed in April 2006. Included in the 8,697,148 shares sold by us were 1,134,410 shares purchased by the underwriters to cover over-allotments. The net proceeds to the Company of the initial public offering were approximately $114 million after the deduction of underwriting discounts and other estimated offering expenses. We intend to use these net proceeds to further capitalize CastlePoint Re and for general corporate purposes.

         Sources of Cash

         We expect to receive cash, from direct and assumed premiums collected, net cash settlements under our pooling and reinsurance agreements, fee income for services provided, investment income and proceeds from sales and redemptions of investments. We also expect that we will raise additional funds in the future through additional equity and/or additional debt financings.

         We or one of our subsidiaries may also enter into an unsecured revolving credit facility and a term loan facility with one or more syndicates of lenders, and we expect to use any such facilities for general corporate purposes, working capital requirements and issuances of letters of credit. We believe that any debt financing or credit facility will require compliance with financial covenants, such as a leverage ratio, a consolidated tangible net worth ratio and maintenance of ratings. Any debt financing or credit facility will likely contain additional covenants that restrict the activities of our operating subsidiaries, such as the incurrence of additional indebtedness and liens and the payment of dividends and other payments. In addition, the terms of any debt financings may require guarantees by CastlePoint Holdings or any of our subsidiaries. We currently have no commitment from any lender with respect to a credit facility. We cannot assure you that we will be able to obtain a credit facility on terms acceptable to us.

         Cash Flows

         For the period ended March 31, 2007, net cash provided by operating activities was approximately $34.0 million and net cash flows used in investing activities was approximately $24.6 million. The primary sources of cash of our operating subsidiaries are net premiums received, commission income and investment income. Cash is used by our operating subsidiaries to pay commissions, claims and operating expenses, as well as to purchase investments and fixed assets, subject to regulatory, contractual, rating agencies and other constraints applicable to us. The net cash flows provided by financing activities for the period ended March 31, 2007 were approximately $114.2 million, which primarily consisted of approximately $114.9 million in net proceeds after all estimated offering expenses, less dividends paid to shareholders of $0.7 million.

Trust Agreements

         Under the terms of the quota share reinsurance agreements between CastlePoint Re and Tower's insurance companies, CastlePoint Re is required to provide security to Tower's insurance companies to support reinsurance recoverables owed to these reinsureds in a form acceptable to the insurance commissioners of the State of New York and Commonwealth of Massachusetts, the domiciliary states of Tower's insurance companies. This trust arrangement permits Tower's insurance companies to take credit on their statutory financial statements for the reinsurance ceded to CastlePoint Re, either as an additional asset or as a reduction in liability. CastlePoint Re is also required by its reinsurance agreements with its other cedents to collateralize amounts through a letter of credit, cash advance, funds held or a trust account meeting the requirements of the applicable state insurance regulations.

         As of March 31, 2007, CastlePoint Re had trust accounts for the benefit of its reinsureds totaling approximately $133.3 million, an increase of approximately $28.9 million since December 31, 2006. CastlePoint Re earns and collects the interest on the trust funds.

Investments

         The aggregate fair market value of our available-for-sale investments as of March 31, 2007 was $412.5 million, excluding our investment in common trust securities of the two statutory business trusts described below under "--Off-Balance Sheet Transactions." Our fixed maturity securities as of this date had a fair market value of $410.7 million and an amortized cost of $408.4 million. Short term investments were carried at fair value of $1.8 million as of March 31, 2007.

Off-Balance Sheet Transactions

         We recently formed two Delaware statutory business trusts of which CastlePoint Management owns all of the common trust securities, to facilitate the trust preferred financing we completed in December 2006.

Ratings

         During the first quarter of 2007, CastlePoint Insurance has received a Financial Strength rating of "A-" (Excellent) from A.M. Best Company, Inc., which is the fourth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our future policyholders. A.M. Best also confirmed the "A-" (Excellent) rating it previously assigned to CastlePoint Re. The maintenance of the assigned ratings depends upon CastlePoint Re and CastlePoint Insurance operating in a manner consistent with the business plan presented to A.M. Best. A.M. Best formally evaluates its Financial Strength ratings of insurance companies at least once every twelve months and monitors the performance of rated companies throughout the year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are exposed mainly to changes in interest rates that affect the fair value of our investments in securities.

Sensitivity Analysis

         Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in market rates that reflects what we believe are reasonably possible near-term changes in those rates. The term "near-term" means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

         In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities and short-term investments.

         For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2007.

         The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of March 31, 2007:

                                                                      Estimated Increase         Estimated Percentage
                                                                    (Decrease) in Fair Value      Increase (Decrease)
Change in Interest Rate                                                 ($ in thousands)             in Fair Value
----------------------------------------------------------------  ---------------------------- -------------------------
300 basis point rise                                                                  (35,355)                    (8.5)%
200 basis point rise                                                                  (23,175)                    (5.6)%
100 basis point rise                                                                  (11,052)                    (2.7)%
100 basis point decline                                                                 8,892                       2.1%
200 basis point decline                                                                15,744                       3.8%
300 basis point decline                                                                22,770                       5.5%

         The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $11.1 million or 2.7% based on a 100 basis point increase in interest rates as of March 31, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 98.8% of our total invested assets as of March 31, 2007.

         As of March 31, 2007, we had a total of $103.1 million of outstanding debt, all of which are outstanding junior subordinated debentures underlying our trust securities issued by our wholly owned statutory business trusts carrying a fixed interest rate during the first five years, after which the interest rate will become floating and equal to the three month LIBOR rate plus 3.5% per annum (calculated quarterly). If LIBOR rates increase, the amount of interest payable by us would also increase.

Item 4.  Controls and Procedures

         Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed with or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

         There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Under the rules of the SEC as currently in effect, compliance with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 is delayed for newly public companies, such as CastlePoint Holdings. We plan to be in full compliance with these internal control reporting requirements by the required compliance dates.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not a party to any pending or threatened material litigation and are not currently aware of any pending or threatened material litigation, other than in the normal course of business as a reinsurer. We may become involved in various claims and legal proceedings in the normal course of business, as a reinsurer or insurer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         (a)      Not applicable.

         (b) On March 22, 2007, the SEC declared effective the Company's Registration Statement on Form S-1, as amended (Registration No. 333-139939), filed in connection with the initial public offering of its common shares, par value $0.01 per share. Under this Registration Statement and a related registration statement the Company filed on Form S-1 pursuant to Rule 462(b) (Registration No. 333-141530), the Company registered 8,816,648 common shares, including 1,134,410 shares subject to the over-allotment option we granted to the underwriters. The Company registered 8,697,148 of these shares on its own behalf and 119,500 of these shares on behalf of the selling shareholders, for an aggregate public offering price of approximately $127.8 million. On March 28, 2007, the Company completed the offering at an initial offering price per share of $14.50, in which (i) the Company sold 8,697,148 shares it registered on its own behalf, and (ii) selling shareholders sold 119,500 shares the Company registered on their behalf. The managing underwriters for the initial public offering were Friedman, Billings, Ramsey & Co., Inc., Keefe, Bruyette & Woods, Inc., Cochran Caronia Waller Securities LLC and Piper Jaffray & Co.

         The aggregate proceeds of the offering (including sale of the 1,134,410 shares sold pursuant to the underwriters' over-allotment option) were approximately $127.8 million, of which the gross proceeds to the Company were approximately $126.1 million. Net proceeds to the Company, after deducting underwriting discounts of approximately $8.5 million and other estimated offering expenses of approximately $3.6 million, were approximately $114 million. The gross proceeds to the selling shareholders were approximately $1.7 million in the aggregate, and net proceeds to the selling shareholders were approximately $1.6 million in the aggregate. The Company did not receive any of the proceeds of the sale by the selling shareholders. We intend to use our net proceeds from the initial public offering to further capitalize CastlePoint Re and for general corporate purposes.

         (c)      Not applicable.

Item 6.  Exhibits

31.1 Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2 Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32 Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CASTLEPOINT HOLDINGS, LTD.
                                                        (Registrant)





     Date: May 14, 2007                            /s/ Michael H. Lee
                                                   ------------------
                                                   Michael H. Lee
                                                   Chairman of the Board and
                                                   Chief Executive Officer



     Date: May 14, 2007                            /s/ Joel S. Weiner
                                                   ------------------
                                                   Joel S. Weiner
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                               Description

31.1 Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
31.2 Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
32 Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906