Form 10-Q
period 2007-06-30
CastlePoint Holdings, Ltd.
filed 2007-08-14
CIK 1360537

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2007


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________________ to ________________

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

                ------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes [X]  No [ ]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,282,320 common shares, par value $0.01 per share, as of August 6, 2007.

                                TABLE OF CONTENTS
                                                                            PAGE

Part I -  FINANCIAL INFORMATION...............................................2

Item 1.   Financial Statements................................................2

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........31

Item 4T.  Controls and Procedures............................................32

Part II - OTHER INFORMATION..................................................33

Item 1.   Legal Proceedings..................................................33

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........33

Item 4.   Submission of Matters to a Vote of Security Holders................34

Item 6.   Exhibits...........................................................36



                                EXPLANATORY NOTE

     This quarterly report is filed by CastlePoint Holdings, Ltd., a Bermuda company limited by shares (the "Company"). Unless the context requires otherwise or unless stated otherwise, the terms "we", "our" and "us" refer to the Company and its subsidiaries.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           CastlePoint Holdings, Ltd.
                           Consolidated Balance Sheets

                                                             (Unaudited)
                                                               June 30,     December 31,
                                                                 2007           2006
                                                            -------------- --------------
                                                            ($ in thousands, except par
                                                               value and share amounts)
Assets
Fixed-maturity securities, available-for-sale, at fair
 value (amortized cost $459,499 for 2007; $293,878 for
 2006)                                                           $456,153        $295,527
Equity securities, available-for-sale, at fair value
 (cost $25,045 for 2007; $0 for 2006)                              24,125              --
Short-term investments, available-for-sale, at fair value
 (amortized cost $0 for 2007; $51,626 for 2006)                        --          51,638
                                                            -------------- --------------
    Total available-for-sale investments                          480,278         347,165
Investment in Tower Group, Inc. preferred stock                        --          40,000
Investment in partnerships, equity method                          20,109              --
Common trust securities - statutory business trusts,
 equity method                                                      3,094           3,094
                                                            -------------- --------------
    Total investments                                             503,481         390,259
Cash and cash equivalents                                          96,687          34,784
Accrued investment income                                           3,783           2,211
Assumed premiums receivable (primarily with related parties
 - See note 3 )                                                    73,907          44,930
Premiums receivable - programs                                      1,459           1,295
Deferred acquisition costs (primarily with related parties
 - See note 3)                                                     47,448          30,363
Deferred income taxes                                               2,972           1,089
Deferred financing fees                                             3,066           3,084
Funds held with reinsured companies                                 9,113             577
Other assets                                                        2,169           2,750
                                                            -------------- --------------
    Total Assets                                                 $744,085        $511,342
                                                            ============== ==============
Liabilities and Shareholders' Equity
Liabilities
Loss and loss adjustment expenses (primarily with related
 parties - See note 3)                                           $ 73,288        $ 34,192
Unearned premium (primarily with related parties - See note
 3)                                                               137,052          86,181
Assumed losses payable (primarily with related parties -
 See note 3)                                                       12,447           3,496
Premiums payable-programs (primarily with related parties -
 See note 3)                                                        1,313           1,072
Accounts payable and accrued expenses                               1,620           2,869
Payable for securities                                              8,608              --
Other liabilities                                                   1,492             725
Subordinated debentures                                           103,094         103,094
                                                            -------------- --------------
   Total Liabilities                                              338,914         231,629
                                                            -------------- --------------
Shareholders' Equity
Common shares ($0.01 par value, 100,000,000 shares
 authorized; 38,282,320 and 29,580,000 shares issued in
 2007 and 2006)                                                       383             296
Additional paid-in-capital                                        384,293         269,472
Accumulated other comprehensive net (loss) income                  (3,684)          1,657
Retained earnings                                                  24,179           8,288
                                                            -------------- --------------
   Total Shareholders' Equity                                     405,171         279,713
                                                            -------------- --------------
   Total Liabilities and Shareholders' Equity                    $744,085        $511,342
                                                            ============== ==============

         See accompanying notes to the consolidated financial statements


                           CastlePoint Holdings, Ltd.
                      Consolidated Statements of Income and
                              Comprehensive Income
                                   (Unaudited)

                                                Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,
                                              2007               2006              2007              2006
                                        ----------------- ------------------ ----------------- -----------------
                                                  ($ in thousands, except share and per share amounts)
Revenues
   Net premiums earned (primarily with
    related parties - See note 3)            $    54,940        $    20,388       $   101,536       $    20,388
   Commission income (primarily with
    related parties - See note 3)                    674                538             2,235               538
   Net investment income                           8,088              2,905            13,879             2,905
   Net realized investment gains
    (losses)                                         (25)                 3               (19)                3
                                        ----------------- ------------------ ----------------- -----------------
     Total revenues                               63,677             23,834           117,631            23,834
                                        ----------------- ------------------ ----------------- -----------------
Expenses
  Loss and loss adjustment expenses
   (primarily with related parties - See
   note 3)                                        27,982             11,378            53,308            11,378
  Commission and other acquisition
   expenses (primarily with related
   parties - See note 3)                          19,389              7,517            35,962             7,517
  Other operating expenses                         4,379              6,115             7,715             6,551
  Interest expense                                 2,153                 --             4,354                --
                                        ----------------- ------------------ ----------------- -----------------
      Total expenses                              53,903             25,010           101,339            25,446
                                        ----------------- ------------------ ----------------- -----------------
Income (loss) before income taxes                  9,774             (1,176)           16,292            (1,612)
Income tax benefit                                   744                 --             1,297                --
                                        ----------------- ------------------ ----------------- -----------------
Net income (loss)                            $    10,518        $    (1,176)      $    17,589       $    (1,612)
                                        ================= ================== ================= =================

Comprehensive Income (Loss)
  Net income (loss)                          $    10,518        $    (1,176)      $    17,589       $    (1,612)
  Other comprehensive income:
     Gross unrealized investment holding
      losses arising during period                (6,661)            (1,338)           (5,945)           (1,338)

     Less: reclassification adjustment
      for gains (losses) included in
      net income                                     (25)                 3               (19)                3
                                        ----------------- ------------------ ----------------- -----------------
                                                  (6,636)            (1,341)           (5,926)           (1,341)
     Income tax expense related to items
      of other comprehensive income                  614                 --               585                --
                                        ----------------- ------------------ ----------------- -----------------
     Total other comprehensive loss               (6,022)            (1,341)           (5,341)           (1,341)
                                        ----------------- ------------------ ----------------- -----------------
        Comprehensive Income (loss)          $     4,496        $    (2,517)      $    12,248       $    (2,953)
                                        ================= ================== ================= =================

Earnings (Loss) Per Share
  Basic earnings (loss) per common share     $      0.27        $     (0.04)      $      0.51       $     (0.13)
                                        ================= ================== ================= =================
  Diluted earnings (loss) per common
   share                                     $      0.27        $     (0.04)      $      0.51       $     (0.13)
                                        ================= ================== ================= =================

Weighted Average Common Shares
 Outstanding:
  Basic                                       38,277,148         28,679,167        34,349,404        12,073,604
  Diluted                                     38,848,730         28,679,167        34,718,272        12,073,604


         See accompanying notes to the consolidated financial statements



                           CastlePoint Holdings, Ltd.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                                    2007             2006
                                                              ---------------- ----------------
                                                                      ($ in thousands)
Cash flows from operating activities:
 Net income (loss)                                                 $   17,589       $   (1,612)
 Adjustments to reconcile net income to net cash provided by
  (used in) operations:
   (Gain) loss on sale of investments                                      19               (3)
   Depreciation and amortization                                           54                3
   Amortization of bond premium or discount                              (263)             (49)
   Amortization of stock-based compensation expense                       906              333
   Amortization of deferred financing fees                                 50               --
   Warrants issued                                                         --            4,605
   Deferred income taxes                                               (1,297)              --
Increase in assets:
   Accrued investment income                                            1,572           (1,855)
   Assumed premiums receivable                                        (28,977)         (27,168)
   Premiums receivable - programs                                        (164)          (1,595)
   Deferred acquisition costs                                         (17,085)         (18,299)
   Funds held with reinsured companies                                 (8,536)              --
   Other assets                                                            22             (922)
Increase in liabilities:
   Loss and loss adjustment expenses                                   39,096           10,764
   Unearned premium                                                    50,871           52,354
   Assumed losses payable                                               8,951              635
   Premiums' payable - programs                                           239            1,455
   Accounts payable and accrued expenses                                 (918)             717
   Other liabilities                                                      767              335
                                                              ---------------- ----------------
Net cash flows provided by operations                                  59,752           19,699
                                                              ---------------- ----------------

Cash flows from investing activities:
Cost of fixed assets purchased                                           (769)             (62)
Purchases of investments:
   Cost of fixed-maturity securities purchased                       (308,537)        (274,177)
        Cost of equity securities                                     (25,046)              --
Sale of investments:
   Proceeds from sales of fixed-maturity securities                   151,790           32,690
   Other investments                                                   40,000               --
Cost of limited partnerships purchased                                (20,109)              --
Net short term investments (purchased)/sold                            51,626           (1,769)
                                                              ---------------- ----------------
   Net cash flows used in investing activities                       (111,045)        (243,318)
                                                              ---------------- ----------------

Cash flows from financing activities:
   Net proceeds from Tower Group Inc.                                      --           15,000
   Net proceeds from initial public offering                          114,928               --
   Net proceeds from private offering                                      --          249,165
   Deferred financing fees                                                (34)              --
   Dividends to shareholders                                           (1,698)              --
                                                              ---------------- ----------------
   Net cash flows provided by financing activities                    113,196          264,165
                                                              ---------------- ----------------

Increase in cash and cash equivalents                                  61,903           40,546
   Cash and cash equivalents, beginning of period                      34,784               --
                                                              ---------------- ----------------
   Cash and cash equivalents, end of period                        $   96,687       $   40,546
                                                              ================ ================
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                      $       --       $       --
   Cash paid for interest                                          $    4,054       $       --



         See accompanying notes to the consolidated financial statements



                           CastlePoint Holdings , Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                       for the period ended June 30, 2007
                                   (Unaudited)

                                                          Accumulated
                                           Additional        Other                             Total
                                             Paid-In     Comprehensive      Retained       Shareholders'
                           Common Shares     Capital         Income          Earnings          Equity
                          --------------- ------------- ---------------- --------------- ------------------
                                          ($ in thousands)

                          --------------- ------------- ---------------- --------------- ------------------
Balance at
 December 31, 2006                $   296    $  269,472        $  1,657        $  8,288         $  279,713
                          =============== ============= ================ =============== ==================

Initial public offering,
 net proceeds                          87       113,915                                            114,002
Net income                                                                       17,589             17,589
Net unrealized losses                                            (5,341)                            (5,341)
Stock based compensation                            906                                                906
Dividends to shareholders                                                        (1,698)            (1,698)
                          --------------- ------------- ---------------- --------------- ------------------
Balance at June 30, 2007          $   383    $  384,293        $ (3,684)       $ 24,179         $  405,171
                          =============== ============= ================ =============== ==================


         See accompanying notes to the consolidated financial statements


                           CastlePoint Holdings, Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and in conformity with
Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto included in the Registration Statement on Form S-1 (File No. 333-139939) of the Company relating to the initial public offering of its common shares, initially filed with the Securities and Exchange Commission (the "SEC") on January 11, 2007, as amended (as so amended, the "Registration Statement"). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three months and six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the accounts of CastlePoint Holdings, Ltd. (sometimes referred to as "CastlePoint Holdings" or the "Company"), and its wholly owned subsidiaries, CastlePoint Bermuda Holdings Ltd. ("CastlePoint Bermuda Holdings"), CastlePoint Reinsurance Company, Ltd. ("CastlePoint Re"), CastlePoint Management Corp. ("CastlePoint Management") and CastlePoint Insurance Company ("CastlePoint Insurance"). All significant inter-company balances have been eliminated. Business segment results are presented net of all material inter-segment transactions.

Investments

     The Company accounts for its investments generally in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which requires that fixed-maturity and equity securities that have readily determinable fair values be segregated into categories based upon the Company's intention for those securities. In accordance with SFAS No. 115, the Company has classified its fixed maturity securities and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Investments in limited partnerships are accounted for under the equity method, at cost or at fair value, depending upon the nature of the partnership and the Company's ownership interest (see below). Short term investments are securities with a remaining maturity of less than one year at the date of purchase and are classified as available for sale.

     Fixed maturity and equity securities: Marketable fixed-maturity securities and equity securities are reported at their estimated fair values based on quoted market prices or a recognized pricing service, with unrealized gains and losses, net of tax effects, excluded from net income and reported as a separate component of accumulated other comprehensive income in shareholders' equity. Premiums and discounts on fixed maturity investments are charged or accreted to income over the anticipated life of the investment. Net investment income, consisting of interest and dividends, net of investment expenses, is recognized when earned and included in "Net investment income" in the accompanying statement of income. Realized investment gains and losses on the sale of investments are determined based on the specific identification method and are included in the accompanying statement of income.

     Investments in partnerships and private equity funds: Investments in limited partnerships where the Company has more than a minor interest are accounted for under the equity method of accounting pursuant to SOP 78-9, "Accounting for Investments in Real Estate Ventures," and classified on the balance sheet as "Investments in partnerships, equity method." The Company's share of net income and other comprehensive income is reported in the Company's net investment income and accumulated other comprehensive income, respectively. The Company calculates its share of net income and other comprehensive income on the basis of the Company's ownership percentage.

     Investments in limited partnerships where the Company's interest is considered to be minor and all private equity investments are accounted for at either cost or fair value and classified on the balance sheet as "Equity securities." For these investments, net investment income and realized gains and losses are recognized as related distributions are received. Unrealized gains (losses), net of tax effects, are excluded from net income and reported as a separate component of accumulated other comprehensive income in shareholders' equity. The Company calculates its fair value on the basis of the Company's ownership percentage generally using the net asset value.

     Common trust securities--statutory business trusts: The Company's investment in the common trust securities of the trusts are reported as investments in equities separately in the balance sheet. The securities are recorded at fair value, which currently approximates original cost. The fair value of the securities currently approximates original cost since there is nothing to indicate that realizable value is other than cost.

     Impairment of investment securities and limited partnerships results in a charge to net realized gains or losses on investments when market value decline below cost is deemed to be other-than-temporary. The Company regularly reviews all investments to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, attention is focused on those securities where fair value has been less than 80% of the amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, management considers, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security's fair value has been below amortized cost or cost; management's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. During 2007, the Company did not record any other-than-temporary impairments.

Note 2 - Initial Public Offering

     On March 28, 2007, we completed the sale of 8,697,148 common shares at $14.50 in a firm commitment underwritten initial public offering. In addition, 119,500 shares were sold in that offering by selling shareholders who previously purchased such shares in the private offering of our common shares we completed in April 2006. Included in the 8,697,148 shares sold by us were 1,134,410 shares purchased by the underwriters to cover over-allotments. The net proceeds to the Company of the initial public offering were approximately $114 million after the deduction of underwriting discounts and other estimated offering expenses.

     The common shares of CastlePoint Holdings are listed on the Nasdaq Global Market under the symbol "CPHL."

     On August 6, 2007, the SEC declared effective the Company's Registration Statement on Form S-1, as amended (Registration No. 333-134628) covering the resale by selling shareholders named therein of 26,646,589 common shares originally issued by the Company in the private offering completed in April 2006.

Note 3 - Related Party Transactions

     The Company and/or its subsidiaries are parties to a master agreement, certain reinsurance agreements, program management agreements and service and expense sharing agreements with Tower Group, Inc., a Delaware corporation that is publicly traded in the U.S. ("Tower"), or its insurance subsidiaries. In addition, CastlePoint Re participates as a reinsurer on Tower's property and excess of loss reinsurance agreements. CastlePoint Re entered into three multi-year quota share reinsurance agreements with Tower's insurance subsidiaries: the brokerage business quota share reinsurance agreement, the traditional program business quota share reinsurance agreement, and the specialty program business and insurance risk-sharing business quota share reinsurance agreement. CastlePoint Insurance also participated in the brokerage business quota share reinsurance agreement, but the Company and Tower intend that the participation of CastlePoint Insurance in the brokerage business quota share reinsurance agreement with Tower will be replaced by the alternative risk sharing agreements when such agreements receive regulatory approval and are implemented.

     The New York State Insurance Department has not yet approved the pooling agreements and related pool management agreements between Tower and CastlePoint Insurance that were to take effect as of January 1, 2007. Consequently, in June

2007 the Company and Tower withdrew from consideration by the New York State Insurance Department the pooling agreements, and the Company is seeking approval of alternative insurance risk-sharing agreements and related pool management agreements from the New York State Insurance Department. The Company believes that this ultimately will expedite the regulatory approval process. In the course of its review of the pooling agreements, the New York State Insurance Department requested several modifications. Most significantly, the New York State Insurance Department requested that all CastlePoint and Tower participants in a pooling arrangement request and be granted the authority to write identical kinds of insurance in both their respective articles of incorporation and their respective certificates of authority. Because there are several pool participants, including CastlePoint Insurance and a few Tower companies, it was taking the Company and Tower a considerable amount of time to so conform the articles of incorporation and certificates of authority of all such companies, which requires the approval of the New York State Insurance Department. Therefore, the Company and Tower currently seek approval of (i) the business management agreement, (ii) excess of loss reinsurance agreements and (iii) an amendment to the Company's brokerage business quota share reinsurance agreement, all of which currently comprise the Company's alternative risk-sharing agreements for the brokerage business. The Company believes that this new approach will enable it to accomplish more expeditiously the financial goals previously expected to be achieved from the pooling arrangements with Tower. The Company believes that this new approach also should help implement more promptly the risk sharing arrangements with respect to any U.S. based insurance companies that the Company or Tower may acquire in the future.

     The management agreement for brokerage business with Tower Risk Management Corp., which has not been disapproved by the New York State Insurance Department but which remain subject to regulatory approval, provides that Tower Risk Management Corp., a subsidiary of Tower, will be authorized to write brokerage business using CastlePoint Insurance's policies and then manage such business for CastlePoint Insurance. For managing such business, Tower Risk Management Corp. will be paid a management fee that will be calculated using the sliding-scale formula that was originally intended to be applied in connection with calculating the management fee to be paid to Tower Insurance Company of New York for managing the brokerage business, net of specific aggregate and property catastrophe excess of loss reinsurance costs.

     On June 14, 2007, the Company and Tower jointly submitted two aggregate excess of loss reinsurance agreements for the brokerage business for review by the New York State Insurance Department which remain subject to regulatory approval. The purpose of the two aggregate excess of loss reinsurance agreements is to cause the loss ratios for the brokerage business of CastlePoint Insurance and Tower to be approximately equal. Under the first agreement, Tower will reinsure 85% (which percentage will be adjusted to equal Tower's actual percentage of the total brokerage business written by Tower and CastlePoint Insurance) of CastlePoint Insurance's brokerage business losses that are in excess of a specified loss ratio for brokerage business written through Tower Risk Management Corp., net of premiums paid for specific excess reinsurance, property catastrophe reinsurance and facultative reinsurance, if any, which inure to the benefit of the agreement, and before any cessions to quota share reinsurance. Under the second agreement, CastlePoint Insurance will reinsure 15% (which percentage will be adjusted to equal CastlePoint's actual percentage of the total brokerage business written by Tower and CastlePoint) of Tower's brokerage business losses that are in excess of the same specified loss ratio, net of premiums paid for specific excess reinsurance, property catastrophe reinsurance and facultative reinsurance, if any, which inure to the benefit of the agreement, and before any cessions to quota share reinsurance.

     To adjust the total amount of Tower's brokerage business that would be ceded to the Company to an amount that would approximately equal the amount that would have been transferred to the Company had the pooling arrangements with Tower been approved, the Company and Tower subsequently amended the brokerage business quota share reinsurance agreement to provide for a 49% cession of Tower's brokerage business to CastlePoint Re for the three months ended March 31, 2007. In the three months ended June 30, 2007, Tower ceded a total of 49% of its brokerage business to the Company, with 40% ceded to CastlePoint Re and 9% ceded to CastlePoint Insurance under the brokerage business quota share reinsurance agreement, as amended to add CastlePoint Insurance to that agreement. There were no changes during the six months ended June 30, 2007 to our arrangements with Tower pursuant to the traditional program business quota share reinsurance agreement and the specialty program business and insurance risk-sharing business quota share reinsurance agreement. Assumed premiums receivable from and losses payable to Tower as of June 30, 2007 were $59.8 million and $7.3 million, respectively, compared to $42.4 million and $3.5 million as of December 31, 2006. The unearned premium reserves and loss reserves with Tower as of June 30, 2007 were $119.1 million and $63.4 million, respectively, compared to $80.7 million and $33.2 million as of December 31, 2006. Deferred acquisition costs were $41.0 million and $28.0 million as of June 30, 2007 and December 31, 2006, respectively. The total underwriting impact related to our reinsurance agreements with Tower discussed above is as follows:

                          Three Months Ended June 30,  Six Months Ended June 30,
                               2007         2006           2007        2006
                          ------------ -------------  ------------- ------------
                                            ($ in thousands)

Net premiums earned.......$    45,213  $     20,337   $     83,746  $    20,337
Net losses incurred.......     22,295        11,351         42,849       11,351
Net commission expense....     16,080         7,100         29,298        7,100

     CastlePoint Management is a party to service and expense sharing agreements with Tower and certain of its subsidiaries. Tower charged CastlePoint Management $ 0.2 million for the three months ended June 30, 2007 and $0.3 million, for the six months ended June 30, 2007 for services rendered in support of CastlePoint Management's infrastructure as contemplated by the service and expense sharing agreements.

     CastlePoint Management is a party to program management agreements with Tower, whereby CastlePoint Management was appointed to perform certain underwriting and claims services with respect to program business. Premiums collected and due to Tower for program business at June 30, 2007 were $1.3 million. For the three months and six months ended June 30, 2007, CastlePoint Management recorded commission revenue of $0.6 million and $2.2 million, respectively, from Tower. In addition to the services rendered in support of CastlePoint Management's infrastructure, CastlePoint Management also rendered services for its program business as contemplated by the service and expense sharing agreements. Tower charged CastlePoint Management $0.1 million for the three months ended June 30, 2007 and $0.2 million for the six months ended June 30, 2007.

Note 4 - Investments

     The amortized cost and fair value of the investments by investment type as of June 30, 2007 and December 31, 2006 are as follows:


                                        Cost or         Gross         Gross
                                       Amortized      Unrealized    Unrealized    Estimated
                                          Cost          Gains         Losses      Fair Value
                                      -----------   ------------  -------------  ------------
                                                         ($ in thousands)
June 30, 2007:
Fixed Maturities:
US government and agencies
 securities                              $ 39,063         $    9      $    (93)      $ 38,979
Corporate fixed maturities                119,855             80          (547)       119,388
Mortgage and asset-backed securities      300,581            141        (2,936)       297,786
                                      -----------   ------------  -------------  ------------
    Total fixed maturities                459,499            230        (3,576)       456,153
Equity Securities                          25,045              2          (922)        24,125
                                      -----------   ------------  -------------  ------------
Total available-for-sale investments     $484,544         $  232      $ (4,498)      $480,278
                                      ===========   ============  =============  ============
December 31, 2006:
Fixed Maturities:
US government and agencies
 securities                              $ 18,650         $   19      $    (10)      $ 18,659
Corporate fixed maturities                 88,785            398           (22)        89,161
Mortgage and asset-backed securities      186,443          1,342           (78)       187,707
                                      -----------   ------------  -------------  ------------
    Total fixed maturities                293,878          1,759          (110)       295,527
Short term investments                     51,626             12            --         51,638
                                      -----------   ------------  -------------  ------------
Total available-for-sale investments     $345,504         $1,771      $   (110)      $347,165
                                      ===========   ============  =============  ============

     The Company's invested assets that were in an unrealized loss position at June 30, 2007 and December 31, 2006 had all been held for less than 12 months. In applying its accounting policy, the Company determined that it did not need to record any other than-temporary impairment charges. Management has both the ability and intent to hold securities in an unrealized loss position until recovery in value.

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

Note 5 - Accounting Pronouncements

     In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No.155, "Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No.133 and SFAS No.140" (SFAS 155) and Statement 133 Implementation Issue No. B40, "Embedded Derivatives: Application of Paragraph 13 (b) Securitized Interests in Prepayable Financial Assets" ("B40"). SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. B40, under specific criteria, is effective July 1, 2007. SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS 133. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. B40 provides a narrow scope exception for certain securitized interests from the tests required under paragraph 13 (b) of SFAS No. 133. Adoption of SFAS 155 and B40 has not had a material impact on the Company's consolidated financial condition or results of operations.

     In June 2006, the FASB issued FIN No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes," an Interpretation of FASB Statement No. 109 ("SFAS 109"). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 provides an interpretation to SFAS 109 with respect to the recognition and measurement of tax uncertainties. Specifically, it prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The Company is to determine whether it is "more likely than not" (i.e., greater than 50% certain) that our position would be sustained upon examination by tax authorities. Tax positions that meet the "more likely than not" threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon ultimate settlement. The adoption of FIN 48 has not had a material impact on the Company's consolidated financial condition or results of operations. Interest on underpayment of taxes will be shown on the Consolidated Statements of Income and Comprehensive Income as "interest expense." Penalties accrued will be classified as "other expense."

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

     In January 2007, the AICPA issued Statement of Position (SOP) 07-01, Clarification of the Scope of the Audit and Accounting Guide "Investments Companies" and Accounting by Parent Companies and Equity Method Investees for Investments in Investment Companies. The provisions are effective for fiscal years beginning on or after December 15, 2007. The guidance provides for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide (AAG), Audits of Investment Companies. In addition, for such entities, SOP 07-1 also provides guidance concerning whether specialized industry accounting principles as set forth in the AAG should be applied by a parent company in consolidation or by an equity method investor in an investment company. The Company is currently reviewing the impact that adoption of SOP 07-1 will have on its consolidated financial position and results of operations.

Note 6 -Dividends Declared

     Dividends declared by the Company on its common shares for the three months ended June 30, 2007 were $957,058, or $0.025 per share. For the six months ended June 30, 2007 dividends declared by the Company on its common shares were $1,696,558, or $0.05 per share. There were no dividends declared by the Company on its common shares for the three months and six months ended June 30, 2006.

Note 7 - Earnings (Loss) Per Share

     The following table shows the computation of the Company's earnings per share:


                                     Income (Loss)          Shares           Per Share
                                      (Numerator)       (Denominator)          Amount
                                 --------------------- ---------------- --------------------
                                    ($ in thousands, except shares and per share amounts)
Three Months Ended
June 30, 2007
Net income                                   $ 10,518
                                 ---------------------
Basic earnings per share                       10,518        38,277,148             $  0.27
                                                                        ====================
Effect of dilutive securities:
  Stock options                                                 159,538
  Unvested restricted stock                                       5,172
  Warrants                                                      406,872
                                 --------------------- ----------------
Diluted earnings per share                   $ 10,518        38,848,730             $  0.27
                                 ===================== ================ ====================
Three Months Ended
June 30, 2006
Net loss                                     $ (1,176)
                                 ---------------------
Basic loss per share                           (1,176)       28,679,167             $ (0.04)
                                 --------------------- ---------------- ====================
Diluted loss per share                       $ (1,176)       28,679,167             $ (0.04)
                                 ===================== ================ ====================
Six Months Ended
June 30, 2007
Net income                                   $ 17,589
                                 ---------------------
Basic earnings per share                       17,589        34,349,404             $  0.51
                                                                        ====================
Effect of dilutive securities:
  Stock options                                                  68,929
  Unvested Restricted Stock                                       2,836
  Warrants                                                      297,103
                                 --------------------- ----------------
Diluted earnings per share                   $ 17,589        34,718,272             $  0.51
                                 ===================== ================ ====================
Six Months Ended
June 30, 2006
Net loss                                     $ (1,612)
                                 ---------------------
Basic loss per share                           (1,612)       12,073,604             $ (0.13)
                                 --------------------- ---------------- ====================
Diluted loss per share                       $ (1,612)       12,073,604             $ (0.13)
                                 ===================== ================ ====================



Note 8 -Employee Stock Option Plan

     The Company adopted the provision of SFAS No. 123-R effective January 1, 2006 and granted all of its stock options after that date. The compensation cost of awards is based on the grant-date value of those awards as calculated under SFAS No. 123-R and amortized over the vesting period. The Company's 2006 Long-Term Equity Compensation Plan (the "Plan") provides for grants of any option, stock appreciation right ("SAR"), restricted share, restricted share unit, performance share, performance unit, dividend equivalent or other share-based award. The total number of shares initially reserved for issuance under the Plan was 1,735,021 common shares, of which 1,126,166 options were issued to senior management and non-employee directors of the Company and its subsidiaries in 2006; 539,447 options were issued to non-employee directors and certain officers and employees of the Company and its subsidiaries during the three months ended March 31, 2007; and an additional 16,807 options were issued to senior management for the three months ended June 30, 2007. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The stock options granted to employees vest in installments over 42 months of service and the stock options and restricted shares granted to non-employee directors vest after 12 months of service. No SARs have been granted to date. Each of the Company's three current non-employee directors received 1,724 restricted common shares during the six months ended June 30, 2007.

     As of June 30, 2007, there was $5.0 million of unrecognized compensation costs related to 1,616,054 non-vested stock options. For employees, the cost is expected to be recognized over the vesting periods of the individual options which extend to 42 months. For non-employee directors, the cost is expected to be recognized over the vesting period of 12 months. For the six months ended June 30, 2007, the Company recognized $0.9 million of compensation expense related to share-based compensation.

                                  Period Ended June 30, 2007      Period Ended June 30, 2006
                                ------------------------------ ---------------------------------
                                 Number of    Weighted Average    Number of     Weighted Average
                                  Shares       Exercise Price      Shares        Exercise Price
                                ============= ---------------- =============== -----------------
Outstanding, beginning of period    1,082,666           $10.00             --             $   --
Granted at market value               556,254            14.52      1,126,166              10.00
Forfeitures and expirations                --               --        (43,500)                --
Exercised                                  --               --             --                 --
                                -------------                  ---------------
Outstanding, end of period          1,638,920            11.54      1,082,666              10.00
                                =============                  ===============
Exercisable, end of period             22,866            10.00             --                 --
                                =============                  ===============
Weighted average fair value per
 share of options granted                                 4.29                              4.09



     Options outstanding are shown on the following schedule:


                                                                   Options exercisable
                                                                 -----------------------
                                       Average      Weighted                 Weighted
                                      Remaining      Average                  Average
                        Number of    Contractual     Exercise    Number of    Exercise
Exercise Prices           Shares         Life          Price       Shares       Price
---------------------  ------------ -------------- ------------  ---------- ------------
December 31, 2006:
$10.00                    1,082,666     9.25 years       $10.00          --           --
                       ------------ -------------- ------------  ---------- ------------
Total Options             1,082,666     9.25 years       $10.00          --           --
                       ============ ============== ============  ========== ============

June 30, 2007:
$10.00                    1,082,666     8.75 years       $10.00      22,866       $10.00
$14.50                      539,447     9.75 years       $14.50          --           --
$15.25                       16,807     9.80 years       $15.25          --           --
                       ------------ -------------- ------------  ---------- ------------
Total Options             1,638,920     9.09 years       $11.54      22,866       $10.00
                       ============ ============== ============  ========== ============


Note 9 -Reserves

     The components of the liability for loss and loss adjustment expenses are as follows:

                                          June 30, 2007  December 31, 2006
                                          -------------- -----------------
                                                  ($ in thousands)
Case-basis reserves                              $31,194           $11,813
IBNR reserves                                     42,094            22,379
                                          -------------- -----------------
Total                                            $73,288           $34,192
                                          ============== =================


     Activity in the liability for loss and loss adjustment expenses is summarized as follows:

                                     Three Months    Three Months     Six Months      Six Months
                                        Ended           Ended          Ended            Ended
                                    June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006
                                   ---------------- -------------- --------------- ---------------
                                                          ($ in thousands)
Balance at beginning of period:            $54,113         $    --        $34,192          $    --

Incurred related to:
Current year                                28,711          11,378         53,505           11.378
Prior years                                   (729)             --           (197)              --
                                   ---------------- -------------- --------------- ---------------
Total incurred                              27,982          11,378         53,308           11,378
Loss portfolio transfer                         --              21             --               21
Paid and payable related to :
Current year                                 5,000             635          5,000              635
Prior years                                  3,807              --          9,212               --
                                   ---------------- -------------- --------------- ---------------
Total paid and payable                       8,807             635         14,212              635
                                   ---------------- -------------- --------------- ---------------

Balance at end of period                   $73,288         $10,764        $73,288          $10,764
                                   ================ ============== =============== ===============


     Prior year favorable development of $729,000 for the three months ended June 30, 2007 is due to favorable experience in the Company's brokerage business quota share reinsurance agreement with Tower and, to a lesser extent, Tower's property and casualty excess of loss reinsurance agreements, in which CastlePoint Re participates and a specialty program.

     Prior year favorable development of $197,000 for the six months ended June 30, 2007 is primarily due to favorable experience in the Company's brokerage business quota share reinsurance agreement with Tower and, to a lesser extent, Tower's property and casualty excess of loss reinsurance agreements, in which CastlePoint Re participates.

Note 10 - Segment Information

     The Company reports its results in three business segments: reinsurance, insurance and insurance services. The insurance segment includes the results of CastlePoint Insurance and will include the results of any other U.S. licensed insurance companies that we may acquire and of CastlePoint Re for excess lines written on a primary basis. The reinsurance segment includes the results from the reinsurance business written through CastlePoint Re. The insurance services segment includes the results from managing the program business. The insurance services segment will include results from providing unbundled insurance services to program underwriting agents, although no such services were provided prior to June 30, 2007.

     The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, general corporate expenses, interest expenses, income taxes and any other non-core business income or expenses.

     The Company does not allocate assets to segments because assets, which consist primarily of investments, are considered in total by management for decision-making purposes.

                                     Three Months Ended  Six Months Ended
                                          June 30,           June 30,
                                     ------------------- -----------------
                                              2007  2006        2007  2006
                                     ------------- ----- ----------- -----
                                               ($ in thousands)
Insurance Segment
Revenues:
Net premiums earned                         $1,330 $  --      $1,330 $  --
                                     ------------- ----- ----------- -----
Total revenues                               1,330    --       1,330    --
                                     ------------- ----- ----------- -----
Expenses:
Net loss and loss adjustment expenses          718    --         718    --
Underwriting expenses                          568    --         570    --
                                     ------------- ----- ----------- -----
Total expenses                               1,286    --       1,288    --
                                     ------------- ----- ----------- -----
Segment profit                              $   44 $  --      $   42 $  --
                                     ============= ===== =========== =====



                                     Three Months Ended  Six Months Ended
                                          June 30,           June 30,
                                     ------------------- -----------------
                                            2007    2006      2007    2006
                                     ----------- ------- --------- -------
                                               ($ in thousands)
Reinsurance Segment
Revenues:
Net premiums earned                      $53,610 $20,388  $100,206 $20,388
                                     ----------- ------- --------- -------
Total revenues                            53,610  20,388   100,206  20,388
                                     ----------- ------- --------- -------
Expenses:
Net loss and loss adjustment expenses     27,264  11,378    52,590  11,378
Commission expenses                       18,348   7,119    33,705   7,119
Other underwriting expenses                  839     100     1,489     204
                                     ----------- ------- --------- -------
Total expenses                            46,451  18,597    87,784  18,701
                                     ----------- ------- --------- -------
Segment profit                           $ 7,159 $ 1,791  $ 12,422 $ 1,687
                                     =========== ======= ========= =======


                                     Three Months Ended   Six Months Ended
                                           June 30,           June 30,
                                      ------------------ ------------------
                                         2007    2006      2007    2006
                                      -------- --------- -------- ---------
                                                ($ in thousands)
Insurance Services Segment
Revenues:
Direct commission revenue from
 program business                     $   674  $  538    $ 2,235  $  538
                                      -------- --------- -------- ---------
Total revenues                            674     538      2,235     538
                                      -------- --------- -------- ---------
Expenses:
Direct commission expenses from
 program business                         492     399      1,708     399
Other insurance services expenses       1,788     708      3,132     725
                                      -------- --------- -------- ---------
Total expenses                          2,280   1,107      4,840   1,124
                                      -------- --------- -------- ---------
Segment loss                          $(1,606) $ (569)   $(2,605) $ (586)
                                      ======== ========= ======== =========

     The following table reconciles revenues by segment to consolidated revenues:

                                     Three Months       Six Months
                                     Ended June 30,   Ended June 30,
                                    ---------------- -----------------
                                      2007     2006     2007     2006
                                    -------- ------- --------- -------
                                             ($ in thousands)
Revenues:
 Insurance segment                  $ 1,330  $    -- $  1,330  $    --
 Reinsurance segment                 53,610   20,388  100,206   20,388
 Insurance services segment             674      538    2,235      538
                                    -------- ------- --------- -------
Total segment revenues               55,614   20,926  103,771   20,926
                                    -------- ------- --------- -------
Net Investment income                 8,088    2,905   13,879    2,905
Net realized capital gains (losses)     (25)       3      (19)       3
                                    -------- ------- --------- -------
Consolidated revenues               $63,677  $23,834 $117,631  $23,834
                                    ======== ======= ========= =======

     The following table reconciles the results of the Company's individual segments to consolidated income before taxes:

                                     Three Months       Six Months
                                    Ended June 30,    Ended June 30,
                                   ----------------- -----------------
                                      2007     2006     2007     2006
                                   -------- -------- -------- --------
                                            ($ in thousands)
Insurance segment profit           $    44  $    --  $    42  $    --
Reinsurance segment profit           7,159    1,791   12,422    1,687
Insurance services segment loss     (1,606)    (569)  (2,605)    (586)
                                   -------- -------- -------- --------
Segment profit                       5,597    1,222    9,859    1,101
Net investment income                8,088    2,905   13,879    2,905
Net realized capital gains (losses)    (25)       3      (19)       3
Corporate expenses                  (1,733)    (701)  (3,073)  (1,016)
Interest expense                    (2,153)      --   (4,354)      --
Other expense                           --   (4,605)      --   (4,605)
                                   -------- -------- -------- --------
Income (loss) before taxes         $ 9,774  $(1,176) $16,292  $(1,612)
                                   ======== ======== ======== ========



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

     As of June 30, 2007, CastlePoint Re had fixed maturities and cash held in trust accounts for the benefit of its reinsureds totaling approximately $162.7 million, an increase of approximately $58.3 million since December 31, 2006. CastlePoint Re earns and collects the interest on the trust funds.

Note 12 - Subsequent Events

     The Board of Directors of CastlePoint Holdings has approved a quarterly dividend of $0.025 per share payable September 28, 2007 to the Company's shareholders of record as of September 14, 2007.

     Pursuant to our arrangements with AequiCap Program Administrators and certain of its subsidiaries, to which we refer in this quarterly report collectively as AequiCap, between July 2007 and July 2008, CastlePoint Insurance expects to reinsure AequiCap for workers' compensation and commercial automobile liability premiums. During the second half of 2007, we expect that CastlePoint Insurance will reinsure AequiCap for approximately $47.5 million in gross premiums, of which approximately $29.1 million in net premiums written will be retained by CastlePoint Insurance Company.

     In July 2007 our board of directors approved the grant of 2,370 restricted shares to each of our three non-employee directors.

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

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risk factors identified in our Registration Statement on Form S-1 (File No. 333-139939) relating to the initial public offering, initially filed with the SEC on January 11, 2007, as amended, as so amended, the (Registration Statement) and the following:

     o our relatively short operating history and our delays in receiving regulatory approval for some of the transactions described in this quarterly report and/or in our other filings with the SEC;

     o our heavy dependence on Tower for revenue in our initial years of operation, and possibly beyond, and the continued growth of Tower's business, including as a result of its acquisition of Preserver Group Inc .in April 2007, in the future consistent with Tower's past growth;

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

     o changes in the availability, cost or quality of insurance business that meets our reinsurance underwriting standards;

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

     o possible future downgrade in the rating of CastlePoint Re, CastlePoint Insurance or any additional U.S. licensed insurance companies we may acquire. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Ratings";

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

     o    deferred acquisition costs;

     o    investments;

     o    reinsurance accounting;

     o    deferred taxes; and

     o    U.S. taxation.

     Of the items mentioned above, management believes that a discussion of premiums, losses and loss adjustment expense reserves, deferred tax and U.S. taxation is appropriate in this quarterly report due to the developments that occurred during the second quarter of 2007. More information regarding our other critical accounting estimates is included in the section entitled "Critical Accounting Estimates" in the "Management Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement.

     Regarding premium estimates, while we attempt to obtain current assumed premiums written statements from ceding companies, it is common that the most recent month statements are not received from the ceding company until after the period ending and, in some cases, the most recent quarter. Therefore, assumed premiums written from these ceding companies are estimated for the most recent month or, in some cases, for several months. With respect to CastlePoint Re's three quota share reinsurance agreements with Tower's insurance companies, we obtain current monthly statements and assumed premiums written from Tower on an actual, rather than estimated, basis. For ceding companies from which we have not received current monthly statements and therefore must estimate the most recent period's assumed premiums written, the difference between the estimated assumed premiums written and actual assumed premiums written is reflected in the subsequent accounting period or as soon as the actual assumed premiums written are obtained. For our most recent quarter ended June 30, 2007, approximately 15% of the assumed written premiums and approximately 3% of the corresponding assumed earned premiums are based upon premium estimates. After provision for applicable loss and loss adjustment expenses and commission and other acquisition expenses, the impact of these estimates would not have a material effect on the Company's consolidated financial position or results of operations.

     Regarding loss and loss adjustment expense estimates, changes in loss reserves estimates may result from (1) variability in the estimation process itself, and (2) the fact that external factors may cause changes in the future that are not reflected in historical patterns. With respect to the former source of variability, i.e. estimation process variation, we believe that a reasonably likely range for the loss reserves can be represented by a standard utilized by professional, independent actuaries as part of their certification of an insurer's reserves. That standard contemplates that the company's loss reserves must be in a range from minus 5% to plus 10% of the independent actuary's best estimate. Utilizing this standard as a guide, we believe that most professional actuaries, assuming they are presented with the same information, would determine that the loss reserves can be certified if they fall within a range of minus 5% to plus 10%. Therefore, it is reasonably likely that these professional actuaries, assuming they are presented with the same information relating to our company, would determine a best estimate of our loss reserves to be between $69.6 million and $80.6 million as of June 30, 2007, as compared to our own best estimate of the loss reserves, which is $73.3 million as of that date. No assurance can be given that outcomes outside of the above range cannot occur, as outcomes outside of such range are possible. In addition, the above range assumes that future patterns are similar to historical patterns, as to which there can be no assurance. With regard to the potential variability in loss reserves estimates due to the fact that future patterns may differ from historical patterns, we believe there is additional potential variability that cannot be estimated.

     The deferred tax asset at June 30, 2007 was $3.1 million, which was comprised of the tax effects for cost of stock options, unrealized losses and CastlePoint Management's net loss. In assessing the valuation of deferred tax assets, we consider whether it is more likely than not that some portion or all the deferred tax will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income to offset previous operating losses or during periods in which temporary differences become deductible. Our management currently believes that it is more likely than not that we will recover all of the assets based primarily upon future profitability of our U. S. operations.

     Regarding U.S. taxation, if either CastlePoint Bermuda Holdings or CastlePoint Holdings are deemed by the U.S. Internal Revenue Service to be engaged in a U.S. trade or business, or if CastlePoint Re is considered to be doing business through a permanent establishment in the U.S., then these entities would be subject to U.S. taxation. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The Company is to determine whether it is "more likely than not" (i.e., greater than 50% certain) that our position would be sustained upon examination by tax authorities. Tax positions that meet the "more likely than not" threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon ultimate settlement. The adoption of FIN 48 has not had a material impact on the Company's consolidated financial position or results of operations.


Consolidated Results of Operations

                                        Three Months Ended June 30,          Six Months Ended June 30,
                                            2007              2006              2007              2006
                                     --------------- ------------------ ---------------- ------------------
                                                                ($ in thousands)
Revenues
Net premiums earned                         $54,940          $ 20,388          $101,536          $ 20,388
Commission income                               674               538             2,235               538
Net investment income                         8,088             2,905            13,879             2,905
Net realized investment gains                   (25)                3               (19)                3
                                     --------------- ------------------ ---------------- ------------------
Total revenues                               63,677            23,834           117,631            23,834
                                     --------------- ------------------ ---------------- ------------------
Expenses
Net loss and loss adjustment expenses        27,982            11,378            53,308            11,378
Commission and other acquisition
 expenses                                    19,389             7,517            35,962             7,517
Other operating expenses                      4,379             6,115             7,715             6,551
Interest expenses                             2,153                --             4,354
                                     --------------- ------------------ ---------------- ------------------
Total expenses                               53,903            25,010           101,339            25,446
                                     --------------- ------------------ ---------------- ------------------
Income before taxes                           9,774            (1,176)           16,292            (1,612)
Income tax benefit                              744                --             1,297                --
                                     --------------- ------------------ ---------------- ------------------
Net Income/(Loss)                           $10,518          $ (1,176)         $ 17,589          $ (1,612)
                                     =============== ================== ================ ==================
Key Measures
Return on average equity                       10.4%             (1.8%)            10.2%             (2.5%)
Consolidated combined ratio                    93.0%            120.0%             93.3%            122.2%


     We calculate our loss and expense ratios by segment. See "--Insurance Segment Results of Operations," "--Reinsurance Segment Results of Operations" and "--Insurance Services Segment Results of Operations" below.



     Consolidated Results of Operations for the Three Months Ended June 30, 2007 and 2006

     Total revenues. Total revenues increased by 167.2% to $63.7 million for the three months ended June 30, 2007, compared to $23.8 million for the same period in 2006. The increase is primarily due to the increase in net premiums earned and net investment income. Revenues for the three months ended June 30, 2007 consisted of net premiums earned (86.3% of the total revenues), commission income (1.1% of the total revenues) and net investment income (12.7% of the total revenues) compared to net premiums earned (85.5% of the total revenues), commission income (2.3% of the total revenues) and net investment income (12.2% of the total revenues) for the same period in 2006.

     Premiums earned. Net premiums earned increased by 169.5% to $54.9 million for the three months ended June 30, 2007 compared to $20.4 million for the same period in 2006. The business assumed by CastlePoint Re and CastlePoint Insurance under our reinsurance agreements with Tower's insurance companies represented 81% of net premiums earned for the three months ended June 30, 2007 compared to 98% of net premiums earned for the same period in 2006.

     Commission income. Commission income increased 25.3% to $0.7 million for the three months ended June 30, 2007 compared to $0.5 million for the three months ended June 30, 2006. We received this commission income as a result of CastlePoint Management's management of the specialty and traditional programs.

     Net investment income and realized investment gains. Net investment income increased by 178.4% to $8.1 million for the three months ended June 30, 2007 compared to $2.9 million for the three months ended June 30, 2006. The growth resulted from an increase in cash and invested assets to $600.2 million as of June 30, 2007 compared to $282.5 million as of June 30, 2006. The increase in invested assets resulted from cash flows provided by operations of $59.8 million as a result of growth in premiums, the proceeds of approximately $114 million after the deduction of underwriting discounts and other estimated offering expenses from our IPO in March 2007 and $100 million of cash received for the issuance of subordinated debentures in connection with the trust preferred securities issued in December 2006. The investment book yield on our invested assets was 5.5% for the three months ended June 30, 2007 compared to 5.0% for the same period in 2006.

     Loss and loss adjustment expenses. Loss and loss adjustment expenses increased 145.9% to $28.0 million, which produced a 50.9% loss ratio for the three months ended June 30, 2007 compared to $11.4 million which produced a 55.8% loss ratio for the same period in 2006. The quota share loss ratio of Tower's brokerage business was 50.9% and 56.0%, respectively, during the same period. The reduction in the loss ratio is primarily due to favorable experience to date on our brokerage business quota share reinsurance agreement with Tower.

     Operating expenses. Operating expenses increased 74.4% to $23.8 million for the three months ended June 30, 2007, from $13.6 million for the same period in 2006. Operating expenses are comprised of commission expense and other operating expenses, including corporate expenses (primarily, salaries, audit, legal services and insurance expenses). The increase was due primarily to the increase in commission and other acquisition expenses resulting from the growth in premiums earned and, to a lesser extent, an increase in payroll and payroll related expenses due to increase in staffing.

     Interest expense. Our interest expense was $2.2 million for the three months ended June 30, 2007 compared to zero for the three months ended June 30, 2006. Interest expense resulted from the $103.1 million of subordinated debentures issued by us in December 2006 at an average fixed interest rate of 8.6%

     Net income (loss) and return on average equity. Our net income was $10.5 million for the three months ended June 30, 2007 compared to a net loss of $1.2 million for the same period in 2006. Our annualized return on average equity was 10.4% for the three months ended June 30, 2007 compared to negative 1.8% for the same period in 2006. The annualized return for the three months ended June 30, 2007 was calculated by dividing annualized net income of $42.1 million by weighted average shareholders' equity of $403.2 million. The annualized return for the three months ended June 30, 2006 was calculated by dividing annualized net loss of $4.7 million by weighted average shareholders' equity of $265.0 million.

     Consolidated combined ratio. One of our key measures of profitability is what we refer to as our consolidated combined ratio, which is calculated by (i) dividing the total expenses (excluding interest expenses) minus commission income by (ii) net premiums earned. Our consolidated combined ratio for the three months ended June 30, 2007 was 93.0% compared to 120.0% for the same period in 2006.

Consolidated Results of Operations for the Six Months Ended June 30, 2007 and
2006

     CastlePoint Re commenced writing business as of April 6, 2006. Therefore, the six months ended June 30, 2006 are comprised of operations for the period April 6, 2006 through June 30, 2006.

     Total revenues. Total revenues increased by 393.5% to $117.6 million for the six months ended June 30, 2007, compared to $23.8 million for the same period in 2006. The increase is primarily due to the increase in net premiums earned and net investment income. Revenues for the six months ended June 30, 2007 consisted of net premiums earned (86.3% of the total revenues), commission income (1.9% of the total revenues) and net investment income (11.8% of the total revenues) compared to net premiums earned (85.5% of the total revenues), commission income (2.3% of the total revenues) and net investment income (12.2% of the total revenues) for the same period in 2006.

     Premiums earned. Net premiums earned increased by 398.0% to $101.5 million for the six months ended June 30, 2007 compared to $20.4 million for the same period in 2006. The business assumed by CastlePoint Re and CastlePoint Insurance under our reinsurance agreements with Tower's insurance companies represented 81% of net premiums earned for the six months ended June 30, 2007 compared to 98% of net premiums earned for the same period in 2006.

     Commission income. Commission income increased 315.4% from $2.2 million for the six months ended June 30, 2007 compared to $0.5 million for the six months ended June 30, 2006. We received this commission income as a result of CastlePoint Management's management of the specialty and traditional programs. This increase reflects growth in existing programs as well as a full six months of experience for the current period.

     Net investment income and realized investment gains. Net investment income increased by 377.8% to $13.9 million for the six months ended June 30, 2007 compared to $2.9 million for the six months ended June 30, 2006. The growth resulted from an increase in cash and invested assets to $600.2 million as of June 30, 2007 compared to $282.5 million as of June 30, 2006. The increase in invested assets resulted from cash flows provided by operations of $59.8 million as a result of growth in premiums, the proceeds of approximately $114 million after the deduction of underwriting discounts and other estimated offering expenses from our IPO in March 2007 and approximately $100 million of cash received for the issuance of subordinated debentures in connection with the trust preferred securities issued in December 2006. The investment book yield on our invested assets was 5.4% for the six months ended June 30, 2007 compared to 5.0% for the same period in 2006.

     Loss and loss adjustment expenses. Loss and loss adjustment expenses increased 368.5% to $53.3 million, which produced a 52.5% loss ratio for the six months ended June 30, 2007 compared to $11.4 million which produced a 55.8% loss ratio for the same period in 2006. The quota share loss ratio of Tower's brokerage business was 51.7 % and 56.0%, respectively, during the same period. The reduction in the loss ratio is primarily due to favorable experience to date on our brokerage business quota share reinsurance agreement with Tower.

     Operating expenses. Operating expenses increased 210.5% to $43.7 million for the six months ended June 30, 2007, from $14.1 million for the same period in 2006. Operating expenses are comprised of commission expense and other operating expenses, including corporate expenses (primarily, salaries, audit, legal services and insurance expenses). The increase was due primarily to the increase in commission and other acquisition expenses resulting from the growth in premiums earned and, to a lesser extent, an increase in payroll and payroll related expenses due to increase in staffing.

     Interest expense. Our interest expense was $4.4 million for the six months ended June 30, 2007 compared to zero for the six months ended June 30, 2006. Interest expense resulted from the $103.1 million of subordinated debentures issued in connection with trust preferred securities issued by us in December 2006 at an average fixed interest rate of 8.6%.

     Net income (loss) and return on average equity. Our net income was $17.6 million for the six months ended June 30, 2007 compared to a net loss of $ 1.6 million for the same period in 2006. Our annualized return on average equity was 10.2% for the six months ended June 30, 2007. The annualized return was calculated by dividing annualized net income of $35.2 million by weighted average shareholders' equity of $346.3 million.

     Consolidated combined ratio. One of our key measures of profitability is what we refer to as our consolidated combined ratio, which is calculated by (i) dividing the total expenses (excluding interest expenses) minus commission income by (ii) net premiums earned. Our consolidated combined ratio for the six months ended June 30, 2007 was 93.3% compared to 122.2% for the same period in 2006.


Insurance Segment Results of Operations

                                  Three Months Ended June 30,    Six Months Ended June 30,
                                      2007            2006          2007            2006
                                  ------------- -------------- -------------- --------------
                                                       ($ in thousands)
Revenues
Premiums earned
   Gross premiums earned               $ 1,330           $  --       $ 1,330           $  --
   Less: ceded premiums earned              --              --            --              --
                                  ------------- -------------- -------------- --------------
   Net premiums earned                   1,330              --         1,330              --
                                  ------------- -------------- -------------- --------------
Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment
    expenses                               718              --           718              --
   Less: ceded loss and loss
    adjustment expenses                     --              --            --              --
                                  ------------- -------------- -------------- --------------
   Net loss and loss adjustment
    expenses                               718              --           718              --
                                  ------------- -------------- -------------- --------------
Underwriting expenses
   Ceding commission expense               549              --           549              --
   Other underwriting expenses              19              --            21              --
                                  ------------- -------------- -------------- --------------
Total underwriting expenses                568              --           570              --
                                  ------------- -------------- -------------- --------------
Underwriting Profit                    $    44           $  --       $    42           $  --
                                  ============= ============== ============== ==============

Key Measures
Premiums written
   Gross premiums written              $13,533           $  --       $13,533           $  --
   Less: ceded premiums written             --              --            --              --
                                  ------------- -------------- -------------- --------------
   Net premiums written                $13,533           $  --       $13,533           $  --
                                  ============= ============== ============== ==============
Loss Ratios
Gross                                     54.0%            n/a          54.0%            n/a
Net                                       54.0%            n/a          54.0%            n/a
Accident Year Loss Ratios
Gross                                     54.0%            n/a          54.0%            n/a
Net                                       54.0%            n/a          54.0%            n/a
Underwriting Expense Ratios
Gross                                     42.7%            n/a          42.8%            n/a
Net                                       42.7%            n/a          42.8%            n/a
Combined Ratios
Gross                                     96.7%            n/a          96.8%            n/a
Net                                       96.7%            n/a          96.8%            n/a


Insurance Segment Results of Operations for the Three Months Ended June 30, 2007 and 2006

     The insurance segment did not conduct any business and did not have any premium income, obligations relating to insurance policies, employees and operations for the three months ended June 30, 2006.

     Gross premiums and net premiums. Gross and net written and earned premiums were $13.5 million and $1.3 million, respectively, for the three months ended June 30, 2007. Gross and net premiums were the same because we did not have any ceded reinsurance during the period. CastlePoint Insurance assumed 9% of Tower's brokerage business during the quarter and wrote approximately $0.5 million of direct business that was produced by Tower Risk Management Corp., a subsidiary of Tower.

     Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses were $0.7 million, which produced a 54.0% loss ratio for the three months ended June 30, 2007.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the insurance segment are comprised of ceding commission and other underwriting expenses. Ceding commission expense was $0.5 million and other underwriting expenses were minimal for the three months ended June 30, 2007. Both the gross underwriting expense ratio and the net underwriting expense ratio were 42.7% for the three months ended June 30, 2007.

     Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $44,000 and 96.7%, respectively, for the three months ended June 30, 2007.

Insurance Segment Results of Operations for the Six Months Ended June 30, 2007 and 2006

     The insurance segment did not conduct any business and did not have any premium income, obligations relating to insurance policies, employees and operations for the six months ended June 30, 2006.

     Gross premiums and net premiums. Gross and net written and earned premiums were $13.5 million and $1.3 million, respectively, for the six months ended June 30, 2007. Gross and net premiums were the same because we did not have any ceded reinsurance during the period. CastlePoint Insurance assumed 9% of Tower's brokerage business during the quarter ended June 30, 2007 and wrote approximately $0.5million in direct business that was produced by Tower Risk Management Corp.

     Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses were $0.7 million, which produced a 54.0% loss ratio for the six months ended June 30, 2007.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the insurance segment are comprised of ceding commission and other underwriting expenses. Ceding commission expense was $0.5 million and other underwriting expenses were minimal for the six months ended June 30, 2007. Both the gross underwriting expense ratio and the net underwriting expense ratio were 42.8% for the six months ended June 30, 2007.

     Underwriting profit and combined ratio. The underwriting profit and combined ratio from the insurance segment were $42,000 and 96.8%, respectively, for the six months ended June 30, 2007.


Reinsurance Segment Results of Operations

                                    Three Months Ended June 30,    Six Months Ended June 30,
                                         2007          2006          2007            2006
                                    -------------- ------------- ------------- ---------------
                                                         ($ in thousands)
Revenues
Premiums earned
   Gross premiums earned                  $53,610       $20,388      $100,206         $20,388
   Less: ceded premiums earned                 --            --            --              --
                                    -------------- ------------- ------------- ---------------
   Net premiums earned                     53,610        20,388       100,206          20,388
                                    -------------- ------------- ------------- ---------------
Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment
    expenses                               27,264        11,378        52,590          11,378
   Less: ceded loss and loss
    adjustment expenses                        --            --            --              --
                                    -------------- ------------- ------------- ---------------
   Net loss and loss adjustment
    expenses                               27,264        11,378        52,590          11,378
                                    -------------- ------------- ------------- ---------------
Underwriting expenses
   Ceding commission expense               18,348         7,119        33,705           7,119
   Other underwriting expenses                839           100         1,489             204
                                    -------------- ------------- ------------- ---------------
Total underwriting expenses                19,187         7,219        35,194           7,323
                                    -------------- ------------- ------------- ---------------
Underwriting Profit                       $ 7,159       $ 1,791      $ 12,422         $ 1,687
                                    ============== ============= ============= ===============

Key Measures
Premiums written
   Gross premiums written                 $66,978       $72,742      $138,874         $72,742
   Less: ceded premiums written                --            --            --              --
                                    -------------- ------------- ------------- ---------------
   Net premiums written                   $66,978       $72,742      $138,874         $72,742
                                    ============== ============= ============= ===============
Loss Ratios
Gross                                        50.9%         55.8%         52.5%           55.8%
Net                                          50.9%         55.8%         52.5%           55.8%
Accident Year Loss Ratios
Gross                                        52.2%         55.8%         52.7%           55.8%
Net                                          52.2%         55.8%         52.7%           55.8%
Underwriting Expense Ratios
Gross                                        35.8%         35.4%         35.1%           35.9%
Net                                          35.8%         35.4%         35.1%           35.9%
Combined Ratios
Gross                                        86.7%         91.2%         87.6%           91.7%
Net                                          86.7%         91.2%         87.6%           91.7%



Reinsurance Segment Results of Operations for the Three Months Ended June 30, 2007 and 2006

     Gross premiums and net premiums. Gross and net written premiums decreased 7.9% to $67.0 million for the three months ended June 30, 2007 from $72.7 million for the three months ended June 30, 2006. Included in the gross and net premiums of $72.7 million in 2006 was a transfer of unearned written premiums in the amount of $40.9 million. The total amount of net written premiums originated by and assumed from Tower by CastlePoint Re for the three months ended June 30, 2007 was $55.4 million or 83% of the total written premiums. During the same period last year, net written premiums from clients other than Tower represented 17% of our net written premiums, increased from 2% of net premiums written for the three months ended June 30, 2006. Gross and net premiums earned increased by 163.0% to $53.6 million for the three months ended June 30, 2007 from $20.4 million for the same period in 2006. The increase is attributable to the fact we have a full year of written premium included in our earned premium for the three months ended June 30, 2007 compared to only one quarter of written for the same period in 2006.

     Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses increased by 139.6% to $27.3 million, which produced a 50.9% loss ratio for the three months ended June 30, 2007 compared to $11.4 million, which produced a 55.8% loss ratio for the same period in 2006, primarily reflecting favorable development on our brokerage business quota share reinsurance agreement with Tower.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies, which cede business to CastlePoint Re, and other underwriting expenses. Ceding commission expense was $18.3 million and other underwriting expenses were $0.8 million for the three months ended June 30, 2007 compared to $7.1 million and $0.1 million, respectively, for the same period in 2006. Both the gross underwriting expense ratio and the net underwriting expense ratio were 35.8% for the three months ended June 30, 2007 compared to 35.4% for the same period in 2006.

     Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $7.2 million and 86.7%, respectively, for the three months ended June 30, 2007 compared to $1.8 million and 91.2% for the same period in 2006.

Reinsurance Segment Results of Operations for the Six Months Ended June 30, 2007 and 2006

     Gross premiums and net premiums. Gross and net written premiums increased 90.9% to $138.9 million for the six months ended June 30, 2007 from $72.7 million for the six months ended June 30, 2006. Included in the gross and net premiums of $72.7 million in 2006 was a transfer of unearned written premiums in the amount of $40.9 million. The total amount of net written premiums originated by and assumed from Tower by CastlePoint Re for the six months ended June 30, 2007 was $107.0 million or 77% of total written premium. During the same period last year, net written premiums from clients other than Tower represented 23% of our net written premiums, increased from 2% of net premiums written for the same period in 2006. Gross and net premiums earned increased by 391.5% to $100.2 million for the six months ended June 30, 2007 from $20.4 million for the same period in 2006. The increase is attributable to the fact we have a full year of written premium included in our earned premium for the three months ended June 30, 2007 compared to only one quarter of written for the same period in 2006.

     Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses increased by 362.2% to $52.6 million, which produced a 52.5% loss ratio for the six months ended June 30, 2007 compared to $11.4 million, which produced a 55.8% loss ratio for the same period in 2006, primarily reflecting favorable development on our brokerage business quota share reinsurance agreement with Tower.

     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies, which cede business to CastlePoint Re, and other underwriting expenses. Ceding commission expense was $33.7 million and other underwriting expenses were $1.5 million for the six months ended June 30, 2007 compared to $7.1 million and $0.2 million, respectively, for the same period in 2006. Both the gross underwriting expense ratio and the net underwriting expense ratio were 35.1% for the six months ended June 30, 2007 compared to 35.9% for the six months ended June 30, 2006.

     Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $12.4 million and 87.6%, respectively, for the six months ended June 30, 2007 compared to $1.7 million and 91.7%, respectively, for the six months ended June 30, 2006.


Insurance Services Segment Results of Operations

                                         Three Months Ended June 30,    Six Months Ended June 30,
                                              2007           2006           2007            2006
                                        -------------- -------------- -------------- ---------------
                                                              ($ in thousands)
Revenues
Direct commission revenue from programs      $    674         $  538       $  2,235          $  538
                                        -------------- -------------- -------------- ---------------
Total Revenues                                    674            538          2,235             538
                                        -------------- -------------- -------------- ---------------
Expenses
Direct commissions expense for programs           492            399          1,708             399
Other insurance services expenses               1,788            708          3,132             725
                                        -------------- -------------- -------------- ---------------
Total Expenses                                  2,280          1,107          4,840           1,124
                                        -------------- -------------- -------------- ---------------
Insurance Services Loss                      $ (1,606)        $ (569)      $ (2,605)         $ (586)
                                        ============== ============== ============== ===============


Insurance Services Segment Results of Operations for the Three Months Ended June 30, 2007 and 2006

     Direct commission revenue. Direct commission revenue is dependent upon the premiums written during the year with respect to the program business managed by CastlePoint Management. CastlePoint Management receives a 30% commission from Tower's insurance companies for program business placed by CastlePoint Management with Tower less boards, bureaus and premium taxes (which we refer to as "BB&T") and less direct commission expenses that are incurred by Tower. Direct commission revenue increased 25.3% to $0.7 million for the three months ended June 30, 2007 compared to $0.5 million for the three months ended June 30, 2006. These commission revenues were received for the specialty programs and traditional programs. We also bound an additional program that we expect to begin producing revenues in the third quarter of 2007.

     Direct commission expense for programs. Direct commission expense increased 23.4% to $0.5 million for the three months ended June 30, 2007 from $0.4 million for the three months ended June 30, 2006. Direct commission expense consisted of the commission fees paid by us to producing agents for services rendered on behalf of the program business.

     Other insurance services expenses. Other insurance services expenses were $1.8 million for the three months ended June 30, 2007 compared to $0.7 million for the same period in 2006. This amount includes $0.3 million for the three months ended June 30, 2007 and $0.3 million for the three months ended June 30, 2006 of costs incurred and charged by Tower's insurance companies for services provided to us.

     Insurance services loss. Insurance services loss was $1.6 million for the three months ended June 30, 2007 compared to $0.6 million for the same period in 2006 due to CastlePoint Management's current incurrence of costs to produce programs that are expected to generate commission revenue in future periods. In addition, there is a lag time associated with launching new programs that require rates and forms to be filed and approved, as well as systems to be implemented.

Insurance Services Segment Results of Operations for the Six Months Ended June 30, 2007 and 2006

     Direct commission revenue. Direct commission revenue is dependent upon the premiums written during the year with respect to the program business managed by CastlePoint Management. CastlePoint Management receives a 30% commission from Tower's insurance companies for program business placed by CastlePoint Management with these companies less BB&T and less direct commission expenses that are incurred by these companies. Commission income increased 315.2% to $2.2 million for the six months ended June 30, 2007 compared to $0.5 million for the six months ended June 30, 2006. These commission revenues were received for the specialty programs and traditional programs. We also bound an additional program that we expect to begin producing revenues in the third quarter of 2007.

     Direct commission expense for programs. Direct commission expense increased 328.4% to $1.7 million for the six months ended June 30, 2007 from $0.4 million for the six months ended June 30, 2006. Direct commission expense consisted of the commission fees paid by us to producing agents for services rendered on behalf of the program business.

     Other insurance services expenses. Other insurance services expenses were $3.1 million for the six months ended June 30, 2007 compared to $0.7 million for the same period in 2006. This amount includes $0.5 million for the six months ended June 30, 2007 and $0.3 million for the six months ended June 30, 2006 of costs incurred and charged by Tower's insurance companies for services provided to us.

     Insurance services loss. Insurance services loss was $2.6 million for the six months ended June 30, 2007 compared to $0.6 million for the same period in 2006 primarily due to CastlePoint Management's current incurrence of costs to produce programs that are expected to generate commission revenue in future periods. In addition, there is a lag time associated with launching new programs that require rates and forms to be filed and approved, as well as systems to be implemented.

Liquidity and Capital Resources

     CastlePoint Holdings is organized as a Bermuda holding company, and as such, has no direct operations of its own. We expect substantially all of our operations to be conducted by our insurance, reinsurance, and management company subsidiaries. Accordingly, we expect to have continuing cash needs for administrative expenses and the payment of principal and interest on existing and any future borrowings, taxes and dividends. Funds to meet these obligations will come primarily from dividend payments from our operating subsidiaries. There are restrictions on the payment of dividends by our insurance subsidiaries. These restrictions, as well as our liquidity, principal capital requirements and related matters are described in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Registration Statement filed with the SEC.

     Our ongoing principal cash requirements for the Company and its wholly owned subsidiaries are expected to be the capitalization of our existing operating subsidiaries, operating expenses, our acquisition of at least one additional U.S. licensed insurance company in connection with our insurance risk-sharing and program business within the next nine months, subject to receipt of regulatory approvals, net cash settlements under the reinsurance agreements, payment of losses and loss adjustment expenses, commissions paid to program underwriting agents, ceding commissions to insurance companies including Tower, excise taxes, operating expenses and payments under our service and expense sharing agreements with Tower and certain of its subsidiaries. In addition, we will need cash to enable us to make strategic investments in some of our clients and potential clients, including Tower, as well as to pay dividends to our shareholders and to service the debt on the subordinated debentures of $103.1 million issued by CastlePoint Management in December 2006. Further, while insurance regulations differ by location, insurers and reinsurers are generally required to maintain certain minimum levels of capital and/or risk-based capital, the calculation of which typically includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations. In addition, we maintain levels of capital commensurate with standards expected by rating agencies.

     On March 28, 2007, we completed the sale of 8,697,148 common shares at $14.50 per share in an initial public offering. In addition, 119,500 shares were sold in that offering by selling shareholders who previously purchased such shares in the private offering of our common shares we completed in April 2006. Included in the 8,697,148 shares sold by us were 1,134,410 shares purchased by the underwriters to cover over-allotments. The net proceeds to the Company of the initial public offering were approximately $114 million after the deduction of underwriting discounts and other estimated offering expenses. We have used approximately $70.0 million of these net proceeds to further capitalize CastlePoint Re, and we intend to use the remaining proceeds of the initial public offering to either further capitalize CastlePoint Re or capitalize any U.S. licensed insurance companies we may acquire in the future and for general corporate purposes.

     Sources of Cash

     We expect to receive cash from direct and assumed premiums collected, net cash settlements under our reinsurance agreements, fee income for services provided, investment income and proceeds from sales and redemptions of investments. We also expect that we may raise additional funds in the future through additional equity and/or additional debt financings. However there are no assurances that such equity/debt financing will be available on terms acceptable to us or at all.

     We, or one or more of our subsidiaries, may also enter into one or more unsecured revolving credit facilities and/or term loan facilities with one or more syndicates of lenders, and we expect to use any such facilities for general corporate purposes and working capital requirements. We believe that any debt financing or credit facility will require compliance with financial covenants, such as a leverage ratio, a consolidated tangible net worth ratio and maintenance of ratings. Any debt financing or credit facility will likely contain additional covenants that restrict the activities of our operating subsidiaries, such as the incurrence of additional indebtedness and liens and the payment of dividends and other payments. In addition, the terms of any debt financings may require guarantees by CastlePoint Holdings or any of our subsidiaries. We currently have no commitment from any lender with respect to a credit facility. We cannot assure you that we will be able to obtain a credit facility on terms acceptable to us.

     Cash Flows

     For the six months ended June 30, 2007, net cash provided by operating activities was approximately $59.8 million compared to $19.7 million for the six months ended June 30, 2006. The increase in net cash provided by operations resulted primarily from the increase in collected premiums as a result of the growth in premiums written.

     For the six months ended June 30, 2007 net cash flows used in investing activities was approximately $111.0 million compared to $243.3 million for the same period in 2006.

     The net cash flows provided by financing activities for the six months ended June 30, 2007 were approximately $113.2 million, which primarily consisted of approximately $114.9 million in net proceeds from the IPO after all estimated offering expenses, less dividends paid to shareholders of $1.7 million compared to $264.2 for the same period in 2006, which primarily consisted of approximately $249.2 million in net proceeds from the private offering.

     The primary sources of cash of our operating subsidiaries are net premiums received, commission income and investment income. Cash is used by our operating subsidiaries to pay commissions, claims and operating expenses, as well as to purchase investments and fixed assets, subject to regulatory, contractual, rating agencies and other constraints applicable to us.

     Security Requirements

     Under the terms of the quota share reinsurance agreements between CastlePoint Re and Tower's insurance companies, CastlePoint Re is required to provide security to Tower's insurance companies to support reinsurance recoverables owed to these reinsureds in a form acceptable to the insurance commissioners of the State of New York and Commonwealth of Massachusetts, the domiciliary states of Tower's insurance companies. The security is provided in the form of trust accounts. This trust arrangement permits Tower's insurance companies to take credit on their statutory financial statements for the reinsurance ceded to CastlePoint Re, either as an additional asset or as a reduction in liability. CastlePoint Re is also required by its reinsurance agreements with its other cedents to collateralize amounts through a letter of credit, cash advance, funds held or a trust account meeting the requirements of the applicable state insurance regulations.

     As of June 30, 2007, CastlePoint Re had trust accounts for the benefit of its reinsureds totaling approximately $162.7 million, an increase of approximately $58.3 million since December 31, 2006. The increase is due to larger assumed loss reserves and unearned premium reserves due to the growth in written and earned premiums. CastlePoint Re earns and collects the interest on the trust funds.

Investments

     The aggregate fair market value of our available-for-sale investments as of June 30, 2007 was $480.3 million, excluding our investment in common trust securities of the two statutory business trusts described below under "--Off-Balance Sheet Transactions." Our fixed maturity securities as of this date had a fair market value of $456.2 million and an amortized cost of $459.5 million. Short term investments were carried at fair value of $0 as of June 30, 2007 compared to $51.6 million as of December 31, 2006.

     The Company has developed specific investment objectives and guidelines for the management of its investment portfolio. These investment guidelines stress capital preservation and maximization of after tax investment income through the maintenance of liquidity, risk diversification and credit quality. Generally, we invest our assets in relatively liquid, high-grade fixed maturity securities of relatively short duration. We seek to manage our credit risk through issuer and industry diversification and interest rate risk by monitoring the duration and structure of the portfolio. Despite the prudent focus of these objectives and guidelines, the Company's investments are subject to general market risk, as well as to risks inherent to particular securities.

     Included in the "Fixed maturity securities" on the balance sheet at June 30, 2007, the Company held $297.8 million, at fair value in mortgage-backed, commercial mortgage-backed and asset backed securities, representing 49.6% of cash and invested assets. Substantially all of this amount is rated AAA and only approximately $3.5 million represents sub-prime exposure.

     Included in "Equity securities" on the balance sheet at June 30, 2007, the Company held an investment in a fund that has sub-prime mortgage exposure. Our total exposure to sub-prime mortgages in this fund is approximately $9.0 million. Of this amount, approximately $4.1 million is from mortgages originating in years 2006 and 2007. However, only $700,000 is rated below A and essentially none is rated below investment grade.


Off-Balance Sheet Transactions

     We formed two Delaware statutory business trusts of which CastlePoint Management owns all of the common trust securities, in connection with the trust preferred financing completed in December 2006.

Ratings

     During the first quarter of 2007, CastlePoint Insurance received a Financial Strength rating of "A-" (Excellent) from A.M. Best Company, Inc., an insurance rating agency, which is the fourth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our policyholders. A.M. Best also confirmed the "A-" (Excellent) rating it previously assigned to CastlePoint Re. In June 2007, following to the Company's press release announcing a risk sharing arrangement with AequiCap, A.M. Best placed the ratings of CastlePoint Re and CastlePoint Insurance, and the issuer credit rating of "bbb-" of CastlePoint Holdings, under review with negative implications. However, those existing ratings were affirmed by A.M. Best in July 2007. The maintenance of the assigned ratings depends, in part, upon CastlePoint Re and CastlePoint Insurance operating in a manner consistent with the business plan presented to A.M. Best. A.M. Best formally evaluates its Financial Strength ratings of insurance companies at least once every twelve months and monitors the performance of rated companies throughout the year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Market risk relates to changes in the value of financial instruments that arise from adverse movements in factors such as interest rates and equity prices. We are exposed mainly to changes in interest rates that affect the yield on and fair value of our investments in securities.

Sensitivity Analysis

     Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in interest rates that reflects what we believe are reasonably possible near-term changes in those rates. The term "near-term" means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

     In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities securities and short-term investments.

     For fixed maturities securities, we use modified duration modeling to calculate the impact of potential changes in interest rates on fair values. Durations on invested assets are adjusted for any call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2007.

     The following table summarizes the estimated change in fair value on our fixed maturity portfolio based on specific changes in interest rates as of June 30, 2007:

                          Estimated Increase (Decrease)    Estimated Percentage
                                 in Fair Value              Increase (Decrease)
Change in Interest Rate        ($ in thousands)                in Fair Value
------------------------- -----------------------------   ----------------------
300 basis point rise              (43,973)                         (9.7)%
200 basis point rise              (29,537)                         (6.5)%
100 basis point rise              (14,600)                         (3.2)%
100 basis point decline            12,869                           2.9%
200 basis point decline            22,740                           5.0%
300 basis point decline            30,848                           6.8%



     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of interest-sensitive instruments of $14.6 million or 3.2% based on a 100 basis point increase in interest rates as of June 30, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 90.6% of our total invested assets as of June 30, 2007.

     As of June 30, 2007, we had a total of $103.1 million of outstanding debt, all of which are outstanding junior subordinated debentures underlying trust securities issued by our wholly owned statutory business trusts carrying a fixed interest rate during the first five years, after which the interest rate will become floating and equal to the three month LIBOR rate plus 3.5% per annum (calculated quarterly). If LIBOR rates increase, the amount of interest payable by us would also increase.

Item 4T.  Controls and Procedures

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

     There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     As of August 9, 2007, we have used approximately $70.0 million of these net proceeds to further capitalize CastlePoint Re, and we intend to use the remaining proceeds of the initial public offering to either further capitalize CastlePoint Re or capitalize any U.S. licensed insurance companies we may acquire in the future and for general corporate purposes.

         (c)      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended June 30, 2007. At the Annual General Meeting of Members of CastlePoint Holdings, Ltd. held on July 30, 2007, the following matters set forth in our Proxy Statement dated June 29, 2007, which was filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, were voted upon by the Members of the Company with the results indicated below. All of such matters were approved by the Members of the Company.


         1. The nominee listed below was elected as a Class A director for a three year term ending at the Annual General Meeting of Members in 2010 with the respective votes set forth opposite his name:

Name                     For                       Withheld
---------------------    ----------------------    -------------------------

Robert A. Smith          22,564,704                10,801

         2. An increase by an additional 1,000,000 common shares of the number of shares available for issuance under the Company's 2006 Long-Term Equity Compensation Plan:

                                               Votes
                         ---------------------------------------------------
FOR                                          20,987,772
AGAINST                                      1,542,623
ABSTAIN                                        17,100
BROKER NON-VOTE                                28,000

         3. An amendment to the Company's bye-laws to authorize our board of directors to determine the number of directors of the Company:


                                               Votes
                         ---------------------------------------------------
FOR                                          12,960,804
AGAINST                                      9,573,101
ABSTAIN                                        13,600
BROKER NON-VOTE                                28,000

         4. A reclassification of the terms of directors of CastlePoint Holdings, so that Class C (with term ending at the 2009 Annual General Meeting of Members) is not comprised solely of directors that are also officers of the Company, and there is a non-employee director in each of the three classes of directors of the Company:

                                               Votes
                         ---------------------------------------------------
FOR                                          22,093,804
AGAINST                                       440,101
ABSTAIN                                        13,600
BROKER NON-VOTE                                28,000

         5. A reduction of share premium of the Company and credit of the Company's contributed surplus account with the difference:

                                               Votes
                         ---------------------------------------------------
FOR                                          22,509,504
AGAINST                                        24,401
ABSTAIN                                        13,600
BROKER NON-VOTE                                28,000

         6. Ratification of the appointment of PricewaterhouseCoopers LLP ("PwC") as independent registered public accountants for the Company for the 2007 fiscal year, and authorization of our board of directors to set the remuneration of PwC:

                                               Votes
                         ---------------------------------------------------
FOR                                          22,543,504
AGAINST                                        3,001
ABSTAIN                                        1,000
BROKER NON-VOTE                                28,000

         7. Ratification of the appointment of PwC as the independent public accountants for CastlePoint Re for the 2007 fiscal year:

                                               Votes
                         ---------------------------------------------------
FOR                                          22,525,472
AGAINST                                         501
ABSTAIN                                        21,532
BROKER NON-VOTE                                28,000

         8. Ratification of the appointment of PwC as the independent public accountants for CastlePoint Bermuda Holdings for the 2007 fiscal year:

                                               Votes
                         ---------------------------------------------------
FOR                                          22,525,472
AGAINST                                         501
ABSTAIN                                        21,532
BROKER NON-VOTE                                28,000

         9. Authorization of the Company to cause the election of Joseph Beitz, Gregory T. Doyle and Joel S. Weiner as directors of the Company's indirect subsidiary, CastlePoint Re, to serve a term until the next Annual General Meeting of Members of CastlePoint Re:

                                               Votes
                         ---------------------------------------------------
FOR                                          22,465,972
AGAINST                                        45,133
ABSTAIN                                        36,400
BROKER NON-VOTE                                28,000

         10. Authorization of the Company, as sole shareholder of CastlePoint Bermuda Holdings, to elect of Messrs. Beitz, Doyle and Weiner as directors of CastlePoint Bermuda Holdings, to serve a term until the next Annual General Meeting of Members of that company:

                                               Votes
                         ---------------------------------------------------
FOR                                          22,469,472
AGAINST                                        41,633
ABSTAIN                                        36,400
BROKER NON-VOTE                                28,000

Item 6.  Exhibits

31.1 Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
31.2 Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
32       Chief Executive Officer and Chief Financial Officer - Certification
          pursuant to Sarbanes-Oxley Act of 2002 Section 906

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CASTLEPOINT HOLDINGS, LTD.
                                                       (Registrant)





Date: August 7, 2007                                /s/ Michael H. Lee
                                                    ------------------
                                                    Michael H. Lee
                                                    Chairman of the Board and
                                                    Chief Executive Officer



Date: August 7, 2007                                /s/ Joel. S. Weiner
                                                    -------------------
                                                    Joel S. Weiner
                                                    Senior Vice President and
                                                    Chief Financial Officer

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