Form 10-Q
period 2007-09-30
CastlePoint Holdings, Ltd.
filed 2007-11-14
CIK 1360537

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        |X| QUARTERLY  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2007

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from_________________to_________________

                          Commission File No. 001-33374

                           CastlePoint Holdings, Ltd.
             (Exact name of registrant as specified in its charter)

            Bermuda                                                 N/A
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                        Victoria Hall, 11 Victoria Street
                             Hamilton HM 11, Bermuda
               (Address of principal executive offices) (Zip code)
                                 (441) 294-6409
              (Registrant's telephone number, including area code)

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,289,430 common shares, par value $0.01 per share, as of November 9, 2007.

                                TABLE OF CONTENTS

                                                                            PAGE

Part I - FINANCIAL INFORMATION...............................................1

Item 1.  Financial Statements................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........32

Item 4T.  Controls and Procedures...........................................33

Part II - OTHER INFORMATION.................................................33

Item 1.  Legal Proceedings..................................................33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........33

Item 4.  Submission of Matters to a Vote of Security Holders................34

Item 6.  Exhibits...........................................................34


                                EXPLANATORY NOTE

     This quarterly report is filed by CastlePoint Holdings, Ltd., a Bermuda company limited by shares (the "Company"). Unless the context requires otherwise or unless stated otherwise, the terms "we", "our" and "us" refer to the Company and its subsidiaries.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CastlePoint Holdings, Ltd.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                              September 30, December 31,
                                                                                                   2007          2006
                                                                                              ------------- -------------
                                                                                              ($ in thousands, except par
                                                                                                value and share amounts)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $494,769 for
 2007; $293,878 for 2006)                                                                      $    494,332  $    295,527
Equity securities, available-for-sale, at fair value (cost $46,233 for 2007; $0 for 2006)            40,085            --
Short-term investments, available-for-sale, at fair value (amortized cost $0 for 2007; $51,626
 for 2006)                                                                                               --        51,638
                                                                                              ------------- -------------
    Total available-for-sale investments                                                            534,417       347,165
Investment in Tower Group, Inc. preferred stock                                                          --        40,000
Investment in partnerships, equity method                                                             9,351            --
Common trust securities - statutory business trusts, equity method                                    4,022         3,094
                                                                                              ------------- -------------
    Total investments                                                                               547,790       390,259
Cash and cash equivalents                                                                           127,576        34,784
Accrued investment income                                                                             4,049         2,211
Assumed premiums receivable (primarily with related parties - See note 3 )                           93,111        44,930
Premiums receivable - programs (primarily with related parties - See note 3 )                         2,644         1,295
Prepaid reinsurance premiums                                                                          2,343            --
Deferred acquisition costs (primarily with related parties - See note 3)                             55,613        30,363
Deferred income taxes                                                                                 4,067         1,089
Deferred financing fees                                                                               3,703         3,084
Funds held by reinsured companies                                                                     3,049           577
Other assets                                                                                          2,085         2,750
                                                                                              ------------- -------------
    Total Assets                                                                               $    846,030  $    511,342
                                                                                              ============= =============
Liabilities and Shareholders' Equity
Liabilities
Loss and loss adjustment expenses (primarily with related parties - See note 3)                $    100,810  $     34,192
Unearned premium (primarily with related parties - See note 3)                                      164,359        86,181
Assumed losses payable (primarily with related parties - See note 3)                                  3,798         3,496
Premiums payable-programs (primarily with related parties - See note 3)                               5,799         1,072
Accounts payable and accrued expenses                                                                 1,658         2,869
Payable for securities                                                                               21,703            --
Other liabilities                                                                                     1,105           725
Subordinated debentures                                                                             134,022       103,094
                                                                                              ------------- -------------
   Total Liabilities                                                                                433,254       231,629
                                                                                              ------------- -------------
Shareholders' Equity
Common shares ($0.01 par value, 100,000,000 shares authorized; 38,289,430 and 29,580,000
 shares issued in 2007 and 2006)                                                                        383           296
Additional paid-in-capital                                                                          384,492       269,472
Accumulated other comprehensive net (loss) income                                                    (5,863)        1,657
Retained earnings                                                                                    33,764         8,288
                                                                                              ------------- -------------
   Total Shareholders' Equity                                                                       412,776       279,713
                                                                                              ------------- -------------
   Total Liabilities and Shareholders' Equity                                                  $    846,030  $    511,342
                                                                                              ============= =============

        See accompanying notes to the consolidated financial statements

                           CastlePoint Holdings, Ltd.
                      Consolidated Statements of Income and
                              Comprehensive Income
                                   (Unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30,                     September 30,
                                                                         2007             2006            2007             2006
                                                            ------------------ --------------- ---------------- ---------------
                                                                   ($ in thousands, except share and per share amounts)
Revenues
   Net premiums earned (primarily with related parties - See
    note 3)                                                   $        65,610    $      27,003   $     167,146    $      47,390
   Insurance service revenue (primarily with related parties
    - See note 3)                                                       1,667              854           3,902            1,392
   Net investment income                                                7,538            3,791          21,417            6,697
   Net realized investment (losses) gains                                 (79)               7             (98)              10
                                                            ------------------ --------------- ---------------- ---------------
     Total revenues                                                    74,736           31,655         192,367           55,489
                                                            ------------------ --------------- ---------------- ---------------
Expenses
  Loss and loss adjustment expenses (primarily with related
   parties - See note 3)                                               34,482           13,919          87,790           25,297
  Commission and other acquisition expenses (primarily with
   related parties - See note 3)                                       24,147            9,903          60,110           17,421
  Other operating expenses                                              4,268            2,448          11,983            8,998
  Interest expense                                                      2,254               --           6,608               --
                                                            ------------------ --------------- ---------------- ---------------
      Total expenses                                                   65,151           26,270         166,491           51,716
                                                            ------------------ --------------- ---------------- ---------------
Income before income taxes                                              9,585            5,385          25,876            3,773
Income tax benefit                                                        956               --           2,254               --
                                                            ------------------ --------------- ---------------- ---------------
Net income                                                    $        10,541    $       5,385   $      28,130    $       3,773
                                                            ================== =============== ================ ===============

Comprehensive Income
  Net income                                                  $        10,541    $       5,385   $      28,130    $       3,773
  Other comprehensive income:
     Gross unrealized investment holding (losses) gains
      arising during period                                            (2,032)           3,471          (7,977)           2,141

      Less: reclassification adjustment for gains included
       in net income                                                      287                7             268               10
                                                            ------------------ --------------- ---------------- ---------------
                                                                       (2,319)           3,465          (8,245)           2,131
     Income tax recovery related to items of other
      comprehensive income                                                140               --             725               --
                                                            ------------------ --------------- ---------------- ---------------
     Total other comprehensive (loss) income                           (2,179)           3,465          (7,520)           2,131
                                                            ------------------ --------------- ---------------- ---------------
        Comprehensive Income                                  $         8,362    $       8,850   $      20,610    $       5,904
                                                            ================== =============== ================ ===============

Earnings Per Share
  Basic earnings per common share                             $          0.28    $        0.18   $        0.79    $        0.22
                                                            ================== =============== ================ ===============
  Diluted earnings per common share                           $          0.27    $        0.18   $        0.78    $        0.22
                                                            ================== =============== ================ ===============

Weighted Average Common Shares Outstanding:
  Basic                                                            38,277,148       29,580,000      35,658,652       17,075,431
  Diluted                                                          38,549,306       29,780,879      36,008,824       17,075,431

         See accompanying notes to the consolidated financial statements

                           CastlePoint Holdings, Ltd.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                                 2007             2006
                                                                      ---------------- ----------------
                                                                              ($ in thousands)
Cash flows from operating activities:
 Net income                                                              $     28,130    $       3,773
 Adjustments to reconcile net income to net cash provided by (used in)
  operations:
   (Gain)/ loss on sale of investments                                             98              (10)
   Depreciation and amortization                                                  131                9
   Amortization of bond premium or discount                                      (438)            (219)
   Equity in limited partnership                                                  499
   Amortization of stock-based compensation expense                             1,456              665
   Amortization of deferred financing fees                                         78               --
   Warrants issued                                                                 --            4,605
   Deferred income taxes                                                       (2,254)              --
(Increase)/decrease in assets:
   Accrued investment income                                                   (1,837)          (2,145)
   Assumed premiums receivable                                                (48,181)         (31,466)
   Premiums receivable - programs                                              (1,350)          (1,688)
   Prepaid reinsurance premiums                                                (2,343)              --
   Deferred acquisition costs                                                 (25,250)         (24,200)
   Funds held with reinsured companies                                         (2,472)            (309)
   Other assets                                                                   246             (306)
Increase in liabilities:
   Loss and loss adjustment expenses                                           66,618           22,230
   Unearned premium                                                            78,177           69,018
   Assumed losses payable                                                         303            1,655
   Premiums' payable - programs                                                 4,727            2,263
   Accounts payable and accrued expenses                                         (880)             837
   Other liabilities                                                              380              271
                                                                      ---------------- ----------------
Net cash flows provided by operations                                          95,838           44,983
                                                                      ---------------- ----------------

Cash flows from investing activities:
Cost of fixed assets purchased                                                   (998)            (124)
Purchases of investments:
   Cost of fixed-maturity securities purchased                               (384,713)        (357,107)
        Cost of equity securities                                             (46,124)              --
Sale of investments:
   Proceeds from sales of fixed-maturity securities                           205,966           73,174
   Other investments                                                           40,000               --
Cost of limited partnerships purchased                                        (10,000)              --
Net short term investments (purchased)/sold                                    51,626           (1,771)
                                                                      ---------------- ----------------
   Net cash flows used in investing activities                               (144,243)        (285,828)
                                                                      ---------------- ----------------

Cash flows from financing activities:
   Net proceeds from Tower Group Inc.                                              --           15,000
   Net proceeds from initial public offering                                  114,549               --
   Net proceeds from private offering                                              --          248,901
   Net proceeds from subordinated debentures                                   29,302               --
   Dividends to shareholders                                                   (2,654)          (1,479)
                                                                      ---------------- ----------------
   Net cash flows provided by financing activities                            141,197          262,422
                                                                      ---------------- ----------------

Increase in cash and cash equivalents                                          92,792           21,577
   Cash and cash equivalents, beginning of period                              34,784               --
                                                                      ---------------- ----------------
   Cash and cash equivalents, end of period                              $    127,576    $      21,577
                                                                      ================ ================
Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                            $         19    $          --
   Cash paid for interest                                                $      6,719    $          --

         See accompanying notes to the consolidated financial statements

                           CastlePoint Holdings , Ltd.
            Consolidated Statement of Changes in Shareholders' Equity
                     for the period ended September 30, 2007
                                   (Unaudited)

                                                    Additional   Accumulated Other                      Total
                                         Common       Paid-In      Comprehensive      Retained       Shareholders'
                                          Shares      Capital          Income          Earnings          Equity
                                       ----------- ------------- ----------------- ---------------- ---------------
                                                                  ($ in thousands)
                                       ----------- ------------- ----------------- ---------------- ---------------
Balance at December 31, 2006             $     296   $   269,472    $       1,657     $      8,288    $    279,713
                                       =========== ============= ================= ================ ===============

Initial public offering, net proceeds           87       113,564                                           113,651
Net income                                                                                  28,130          28,130
Net unrealized losses                                                      (7,520)                          (7,520)
Stock based compensation                                   1,456                                             1,456
Dividends to shareholders                                                                   (2,654)         (2,654)
                                       ----------- ------------- ----------------- ---------------- ---------------
Balance at September 30, 2007            $     383   $   384,492    $      (5,863)    $     33,764    $    412,776
                                       =========== ============= ================= ================ ===============

         See accompanying notes to the consolidated financial statements

                           CastlePoint Holdings, Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and in conformity with
Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006 and notes thereto included in the Registration Statement on Form S-1 (File No. 333-139939) of the Company relating to the initial public offering of its common shares, initially filed with the Securities and Exchange Commission (the "SEC") on January 11, 2007, as amended (as so amended, the "Registration Statement"). The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the accounts of CastlePoint Holdings, Ltd. (sometimes referred to as "CastlePoint Holdings" or the "Company"), and its wholly owned subsidiaries, CastlePoint Bermuda Holdings Ltd. ("CastlePoint Bermuda Holdings"), CastlePoint Reinsurance Company, Ltd. ("CastlePoint Re"), CastlePoint Management Corp. ("CastlePoint Management") and CastlePoint Insurance Company ("CastlePoint Insurance"). All significant inter-company balances have been eliminated. Business segment results are presented gross of all material inter-segment transactions.

Investments

      The Company accounts for its investments generally in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which requires that fixed-maturity and equity securities that have readily determinable fair values be segregated into categories based upon the Company's intention for those securities. In accordance with SFAS No. 115, the Company has classified its fixed maturity securities and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Investments in limited partnerships are accounted for under the equity method, at cost or at fair value, depending upon the nature of the partnership and the Company's ownership interest. See "--Investments in partnerships and other funds" below. Short term investments are securities with a remaining maturity of less than one year at the date of purchase and are classified as available for sale.

      Fixed maturity and equity securities: Marketable fixed-maturity securities and equity securities are reported at their estimated fair values based primarily on quoted market prices from a recognized pricing service or a broker-dealer, with unrealized gains and losses, net of tax effects, excluded from net income and reported as a separate component of accumulated other comprehensive income in shareholders' equity. Premiums and discounts on fixed maturity investments are charged or accreted to income over the anticipated life of the investment. Net investment income, consisting of interest and dividends, net of investment expenses, is recognized when earned and included in "Net investment income" in the accompanying statement of income. Realized investment gains and losses on the sale of investments are determined based on the specific identification method and are included in the accompanying statement of income.

      Investments in partnerships and other funds: Investments in limited partnerships where the Company has more than a minor interest are accounted for under the equity method of accounting pursuant to SOP 78-9, "Accounting for Investments in Real Estate Ventures," and classified on the balance sheet as "Investments in partnerships, equity method." The Company's share of net income is reported in the Company's net investment income. The Company calculates its share of net income on the basis of the Company's ownership percentage.

      Investments in limited partnerships where the Company's interest is considered to be minor and all other fund investments are accounted for at either cost or fair value and classified on the balance sheet as "Equity securities." For these investments, net investment income and realized gains and losses are recognized as related distributions are received. Unrealized gains (losses), net of tax effects, are excluded from net income and reported as a separate component of accumulated other comprehensive income in shareholders' equity. The Company calculates its fair value on the basis of the Company's ownership percentage generally using the net asset value.

      Common trust securities--statutory business trusts: The Company's investment in the common trust securities of the trusts are reported as investments in equities separately in the balance sheet. The securities are recorded using the equity basis of accounting, which currently approximates original cost.

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

Note 3 - Related Party Transactions

      The Company and/or its subsidiaries are parties to a master agreement, certain reinsurance agreements, management agreements and service and expense sharing agreements with Tower Group, Inc., a Delaware corporation that is publicly traded in the U.S. ("Tower"), or its insurance subsidiaries. In addition, CastlePoint Re participates as a reinsurer on Tower's property and excess of loss reinsurance agreements.

      Reinsurance Agreements: CastlePoint Re entered into three multi-year quota share reinsurance agreements with Tower's insurance subsidiaries: the brokerage business quota share reinsurance agreement, the traditional program business quota share reinsurance agreement, and the specialty program business and insurance risk-sharing business quota share reinsurance agreement. For the three months ended March 31, 2007 CastlePoint Re assumed 49% of Tower's brokerage business under the brokerage business quota share reinsurance agreement. For the three months ended June 30, 2007, CastlePoint Re's participation in the brokerage business quota share reinsurance agreement was reduced to 40% and CastlePoint Insurance participated in that agreement 9%, keeping the overall percentage participation of CastlePoint at 49%. As of July 1, 2007, Tower began placing brokerage business directly into CastlePoint Insurance and consequently CastlePoint Insurance no longer participated in the brokerage business quota share reinsurance agreement, while CastlePoint Re continued to participate in that agreement at 40%.

      There were no changes during the nine months ended September 30, 2007 to our arrangements with Tower pursuant to the traditional program business quota share reinsurance agreement and the specialty program business and insurance risk-sharing business quota share reinsurance agreement.

      Premiums receivable from and losses payable to Tower as of September 30, 2007 were $70.5 million and $3.3 million, respectively, compared to $42.4 million and $3.5 million as of December 31, 2006. The unearned premium reserves and loss reserves with Tower as of September 30, 2007 were $137.2 million and $87.1million, respectively, compared to $80.7 million and $33.2 million as of December 31, 2006. Deferred acquisition costs were $46.3 million and $28.0 million as of September 30, 2007 and December 31, 2006, respectively. The total underwriting impact related to our agreements with Tower discussed above is as follows:


                         Three Months Ended September 30,  Nine Months Ended September 30,
                               2007              2006             2007             2006
                        -------------- ------------------ --------------- -----------------
                                                 ($ in thousands)
Net premiums earned        $    53,751      $       26,104    $   137,526     $      46,441
Net losses incurred             28,058              13,495         70,907            24,846
Net commission expense          18,768               8,975         48,066            16,075

      Management Agreements: The New York State Insurance Department did not approve the pooling agreements and related pool management agreements between Tower and CastlePoint Insurance that were to take effect as of January 1, 2007. Consequently, in June 2007 the Company and Tower withdrew the pooling agreements and related pool management agreements from consideration by the New York State Insurance Department, and the Company filed alternative insurance risk-sharing agreements and related business management agreement for the brokerage business. The New York State Insurance Department has approved the business management agreement, although the two aggregate excess of loss reinsurance agreements for the brokerage business, which are part of the alternative insurance risk-sharing agreements, currently remain subject to regulatory review. The accompanying unaudited consolidated financial statements include the effects of all our agreements, but do not include the effects of the two aggregate excess of loss reinsurance agreements for the brokerage business because they remain subject to further regulatory review.

      The business management agreement for brokerage business with Tower Risk Management Corp. that has been approved by the New York State Insurance Department provides that Tower Risk Management Corp., a subsidiary of Tower, is authorized to write brokerage business using CastlePoint Insurance's policies and manage such business for CastlePoint Insurance. For managing such business, Tower Risk Management Corp. is paid a management fee calculated using the sliding-scale formula that was originally intended by the master agreement to be paid to Tower Insurance Company of New York for managing the brokerage business, net of specific aggregate and property catastrophe excess of loss reinsurance costs.

      The Company and Tower jointly submitted two aggregate excess of loss reinsurance agreements for the brokerage business for review by the New York State Insurance Department. These agreements remain subject to regulatory review. The purpose of the two aggregate excess of loss reinsurance agreements is to cause the loss ratios for the brokerage business of CastlePoint Insurance and Tower to be approximately equal. Under the first agreement, Tower will reinsure 85% (which percentage will be adjusted to equal Tower's actual percentage of the total brokerage business written by Tower and CastlePoint Insurance) of CastlePoint Insurance's brokerage business losses that are in excess of a specified loss ratio for brokerage business written through Tower Risk Management Corp., net of premiums paid for specific excess reinsurance, property catastrophe reinsurance and facultative reinsurance, if any, which inure to the benefit of the agreement, and before any cessions to quota share reinsurance. Under the second agreement, CastlePoint Insurance will reinsure 15% (which percentage will be adjusted to equal CastlePoint's actual percentage of the total brokerage business written by Tower and CastlePoint) of Tower's brokerage business losses that are in excess of the same specified loss ratio, net of premiums paid for specific excess reinsurance, property catastrophe reinsurance and facultative reinsurance, if any, which inure to the benefit of the agreement, and before any cessions to quota share reinsurance.

      CastlePoint Management is a party to program management agreements with Tower, whereby CastlePoint Management was appointed to perform certain underwriting and claims services with respect to program business. Premiums collected and due to Tower for program business at September 30, 2007 were $2.8 million. For the three months and nine months ended September 30, 2007, CastlePoint Management recorded commission revenue of $1.5 million and $3.7 million, respectively, from Tower.

      Service and Expense Sharing Agreements: CastlePoint Management is a party to service and expense sharing agreements with Tower and certain of its subsidiaries. Tower charged CastlePoint Management $0.2 million for the three months ended September 30, 2007 and $0.5 million, for the nine months ended September 30, 2007 for services rendered in support of CastlePoint Management's infrastructure as contemplated by the service and expense sharing agreements.

      In addition to the services rendered in support of CastlePoint Management's infrastructure, Tower rendered services for CastlePoint Management's program business contemplated by the service and expense sharing agreements. For these services, Tower charged CastlePoint Management $0.1 million for the three months ended September 30, 2007 and $0.3 million for the nine months ended September 30, 2007.

Note 4 - Investments

      The amortized cost and fair value of the investments by investment type as of September 30, 2007 and December 31, 2006 are as follows:

                                          Cost or    Gross       Gross        Estimated
                                          Amortized  Unrealized  Unrealized   Fair
                                          Cost       Gains       Losses       Value
                                         ---------- ----------- ------------ ---------
                                                       ($ in thousands)
September 30, 2007:
Fixed Maturities:
US government and agencies securities     $  30,895   $      90   $     (11) $  30,975
Corporate fixed maturities                  125,768         801        (768)   125,800
Mortgage and asset-backed securities        338,106       1,537      (2,086)   337,557
                                         ---------- ----------- ------------ ---------
    Total fixed maturities                  494,769       2,428      (2,865)   494,332
Equity Securities                            46,233          38      (6,186)    40,085
                                         ---------- ----------- ------------ ---------
    Total available-for-sale investments  $ 541,002   $   2,466   $  (9,051) $ 534,417
                                         ========== =========== ============ =========
December 31, 2006:
Fixed Maturities:
US government and agencies securities     $  18,650   $      19   $     (10) $  18,659
Corporate fixed maturities                   88,785         398         (22)    89,161
Mortgage and asset-backed securities        186,443       1,342         (78)   187,707
                                         ---------- ----------- ------------ ---------
    Total fixed maturities                  293,878       1,759        (110)   295,527
Short term investments                       51,626          12          --     51,638
                                         ---------- ----------- ------------ ---------
Total available-for-sale investments      $ 345,504   $   1,771   $    (110) $ 347,165
                                         ========== =========== ============ =========

      The Company's invested assets that were in an unrealized loss position at September 30, 2007 and December 31, 2006 had all been held for less than 12 months. In applying its accounting policy, the Company determined that it did not need to record any other than-temporary impairment charges. Management has both the ability and intent to hold securities in an unrealized loss position until recovery in value.

      Included in net investment income are the results of the Company's investment in limited partnerships. For the three months ended September 30, 2007, the Company recorded a net investment loss of $0.7 million comprised of net investment income of $0.2 million, realized gains of $0.4 million and an unrealized loss of $1.3 million. For the nine months ended September 30, 2007, the Company recorded a net investment loss of $0.6 million comprised of net investment income of $0.3 million, realized gains of $0.4 million and an unrealized loss of $1.3 million. There were no investments in partnerships in 2006.

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

      In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements". The provisions of SFAS 157 are effective for financial statements issued in respect of fiscal years beginning after November 15, 2007. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of the principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Company is currently reviewing the impact that adoption of SFAS 157 will have on its consolidated financial position and results of operations.

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

      In January 2007, the AICPA issued Statement of Position (SOP) 07-01, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investees for Investments in Investment Companies. In October 2007, the AICPA voted to indefinitely defer the effective date of SOP 07-1 (Investment Company Scope) so that certain implementation issues may be addressed. The decision to defer the SOP will be subject to a 30-day comment period. The guidance provides for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide (AAG), Audits of Investment Companies. In addition, for such entities, SOP 07-1 also provides guidance concerning whether specialized industry accounting principles as set forth in the AAG should be applied by a parent company in consolidation or by an equity method investor in an investment company. The Company is currently reviewing the impact that adoption of SOP 07-1 will have on its consolidated financial position and results of operations.

Note 6 -Dividends Declared

      Dividends declared by the Company on its common shares for the three months ended September 30, 2007 were $957,236, or $0.025 per share. For the nine months ended September 30, 2007, dividends declared by the Company on its common shares were $2,653,794 or $0.075 per share. For three months and nine months ended September 30, 2006, the Company declared a quarterly dividend of $0.025 per share and a special dividend of $0.025 per share, in the aggregate amount of $1,479,000.

Note 7 - Earnings Per Share

      The following table shows the computation of the Company's earnings per share:

                                        Income             Shares           Per Share
                                     (Numerator)       (Denominator)         Amount
                                 -------------------- ---------------- -------------------
                                   ($ in thousands, except shares and per share amounts)
Three Months Ended
September 30, 2007
Net income                             $       10,541
                                 --------------------
Basic earnings per share                       10,541       38,277,148      $         0.28
                                                                       ===================
Effect of dilutive securities:
  Stock options                                                 51,106
  Unvested restricted stock                                          0
  Warrants                                                     221,051
                                 -------------------- ---------------- -------------------
Diluted earnings per share             $       10,541       38,549,306      $         0.27
                                 ==================== ================ ===================
Three Months Ended
September 30, 2006
Net income                             $        5,385
                                 --------------------
Basic income per share                          5,385       29,580,000      $         0.18
                                                                       ===================
Effect of dilutive securities:
  Stock options                                                 98,424
  Unvested restricted stock                                          0
  Warrants                                                     102,455
                                 -------------------- ---------------- -------------------
Diluted earnings per share             $        5,385       29,780,879      $         0.18
                                 ==================== ================ ===================
Nine Months Ended
September 30, 2007
Net income                             $       28,130
                                 --------------------
Basic earnings per share                       28,130       35,658,652      $         0.79
                                                                       ===================
Effect of dilutive securities:
  Stock options                                                 76,960
  Unvested Restricted Stock                                          0
  Warrants                                                     273,212
                                 -------------------- ----------------
Diluted earnings per share             $       28,130       36,008,824      $         0.78
                                 ==================== ================ ===================
Nine Months Ended
September 30, 2006
Net income                             $        3,773
                                 --------------------
Basic per share                                 3,773       17,075,431      $         0.22
                                 -------------------- ---------------- ===================
Diluted per share                      $        3,773       17,075,431      $         0.22
                                 ==================== ================ ===================

      Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under agreements relating to grants or issuances thereof. For the three months ended September 30, 2007 and September 30, 2006, weighted outstanding stock options of 542,829 and zero and weighted restricted stock of 9,988 and zero, respectively, were not considered in computing diluted earnings per share because they were antidilutive. For the nine months ended September 30, 2007 and September 30, 2006, weighted outstanding stock options of 381,957 and 608,355, weighted outstanding warrants of zero and 1,127,000, and weighted restricted stock of 5,220 and zero, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

Note 8 -Employee Stock Option Plan

      The Company adopted the provision of SFAS No. 123-R effective January 1, 2006 and granted all of its stock options after that date. The compensation cost of awards is based on the grant-date value of those awards as calculated under SFAS No. 123-R and amortized over the vesting period. The Company's 2006 Long-Term Equity Compensation Plan (the "Plan") provides for grants of any option, stock appreciation right ("SAR"), restricted share, restricted share unit, performance share, performance unit, dividend equivalent or other share-based award. The total number of shares initially reserved for issuance under the Plan was 1,735,021 common shares, of which 1,126,166 options were issued to senior management and non-employee directors of the Company and its subsidiaries in 2006; 539,447 options were issued to non-employee directors and certain officers and employees of the Company and its subsidiaries during the three months ended March 31, 2007; and an additional 16,807 options were issued to senior management for the three months ended June 30, 2007. The Company did not grant any options during the three months ended September 30, 2007. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The stock options granted to employees vest in installments over 42 months of service and the stock options and restricted shares granted to non-employee directors vest after 12 months of service. No SARs have been granted to date. Each of the Company's three current non-employee directors received 4,094 restricted common shares during the nine months ended September 30, 2007.

      As of September 30, 2007, there was $4.5 million of unrecognized compensation costs related to 1,242,650 non-vested stock options. For employees, the cost is expected to be recognized over the vesting periods of the individual options which extend to 42 months. For non-employee directors, the cost is expected to be recognized over the vesting period of 12 months. For the nine months ended September 30, 2007, the Company recognized $1.5 million of compensation expense related to share-based compensation.

                                            Nine Months Ended               Nine Months Ended
                                           September 30, 2007              September 30, 2006
                                     ------------------------------- -------------------------------
                                                        Weighted
                                       Number of         Average       Number of    Weighted Average
                                          Shares      Exercise Price     Shares      Exercise Price
                                     --------------- --------------- -------------- ----------------
Outstanding, beginning of period          1,082,666      $     10.00            --      $         --
Granted at market value                     566,254            14.52     1,126,166             10.00
Forfeitures and expirations                 (20,137)              --       (43,500)               --
Exercised                                        --               --            --                --
                                     ---------------                 --------------
Outstanding, end of period                1,618,783            10.90     1,082,666             10.00
                                     ===============                 ==============
Exercisable, end of period                  376,133            10.00            --                --
                                     ===============                 ==============
Weighted average fair value per share
 of options granted                                             4.28                            4.09

      Options outstanding are shown on the following schedule:

                                                               Options exercisable
                                                               ----------------------
                                    Average       Weighted                Weighted
                                    Remaining     Average                 Average
                       Number of    Contractual   Exercise     Number of  Exercise
Exercise Prices         Shares      Life          Price         Shares    Price
---------------------  --------------------------------------  ----------------------
December 31, 2006:
$10.00                    1,082,666    9.25 years  $    10.00          --          --
                       --------------------------------------  ----------------------
Total Options             1,082,666    9.25 years  $    10.00          --          --
                       ======================================  ======================

September 30, 2007:
$10.00                    1,082,666    8.50 years  $    10.00     376,133  $    10.00
$14.50                      519,310    9.50 years  $    14.50          --          --
$15.25                       16,807    9.60 years  $    15.25          --          --
                       --------------------------------------  ----------------------
Total Options             1,618,783    8.83 years  $    10.90     376,133  $    10.00
                       ======================================  ======================

Note 9 -Reserves

      The components of the liability for loss and loss adjustment expenses are as follows:

                         September 30, 2007   December 31, 2006
                         ------------------- -------------------
                                    ($ in thousands)
Case-basis reserves         $         40,515    $         11,813
IBNR reserves                         60,295              22,379
                         ------------------- -------------------
Total                       $        100,810    $         34,192
                         =================== ===================

      Activity in the liability for loss and loss adjustment expenses is summarized as follows:


                                      Three Months       Three Months        Nine Months         Nine Months
                                         Ended              Ended              Ended               Ended
                                   September 30, 2007 September 30, 2006 September 30, 2007  September 30, 2006
                                   ------------------ ------------------ ------------------- ------------------
                                                                 ($ in thousands)
Balance at beginning of period:         $    73,288        $      10,764      $      34,192   $              --

Incurred related to:
Current year                                 34,861               13,919             88,365              25,297
Prior years                                    (379)                  --               (575)                 --
                                   ------------------ ------------------ ------------------- ------------------
Total incurred                               34,482               13,919             87,790              25,297
Loss portfolio transfer                          --                   --                 --                  21
Paid and payable related to :
Current year                                  6,172                2,453             11,172               3,088
Prior years                                     788                   --             10,000                  --
                                   ------------------ ------------------ ------------------- ------------------
Total paid and payable                        6,960                2,453             21,172               3,088
                                   ------------------ ------------------ ------------------- ------------------

Balance at end of period                $   100,810        $      22,230      $     100,810   $          22,230
                                   ================== ================== =================== ==================

      Prior year favorable development of $379,000 for the three months ended September 30, 2007 is due to favorable experience in the Company's brokerage business quota share reinsurance agreement with Tower and, to a lesser extent, in Tower's property and casualty excess of loss reinsurance agreements, in which CastlePoint Re participates, and in a specialty program.

      Prior year favorable development of $575,000 for the nine months ended September 30, 2007 is primarily due to favorable experience in the Company's brokerage business quota share reinsurance agreement with Tower and, to a lesser extent, Tower's property and casualty excess of loss reinsurance agreements, in which CastlePoint Re participates.

Note 10 - Segment Information

      The Company reports its results in three business segments: reinsurance, insurance and insurance services. The insurance segment includes the results of CastlePoint Insurance and will include the results of any other U.S. licensed insurance companies that we may acquire and of CastlePoint Re for excess lines written on a primary basis. The reinsurance segment includes the results from the reinsurance business written through CastlePoint Re. The insurance services segment includes the results from managing the program business. The insurance services segment will include results from providing unbundled insurance services to program underwriting agents, although no such services were provided prior to September 30, 2007.

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

      Tower is a major customer of the Company. See Note 3 "Related Party Transactions." The breakdown of net earned premiums from Tower by segment is as follows:

                    Three Months  Three Months    Nine Months      Nine Months
                        Ended         Ended          Ended            Ended
                     September 30, September 30, September 30,    September 30,
                         2007          2006           2007            2006
Reinsurance Segment   $   49,265   $    26,104   $    131,709    $      46,411
Insurance Segment          4,486            --          5,817               --
Total                     53,751        26,104        137,526           46,441

      The reinsurance segment's geographic risk spread is concentrated in the northeastern U.S., as Tower represents the largest client of this segment and Tower's writings are concentrated in the Northeast of the U.S. CastlePoint Re is geographically expanding, as (1) non-Tower business continues to grow as a percentage of total business, and (2) Tower pursues its own geographic expansion.

      The products provided by the reinsurance segment are predominantly quota share reinsurance and, to a lesser extent, excess of loss reinsurance provided to regional U.S. insurance companies. The products provided by the insurance segment are insurance for programs produced by program underwriting agents and insurance provided for U.S. regional companies on a direct or assumed basis.

      All customers of the insurance segment are located in the U.S. The reinsurance segment conducts all of its business in Bermuda, but all of the underlying risks are located in the U.S.

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                     ---------------------- --------------------
                                           2007        2006     2007        2006
                                     ----------- ---------- --------- ----------
                                                  ($ in thousands)
Insurance Segment
Revenues:
Net premiums earned                    $  4,644     $    --  $ 5,975     $    --
                                     ----------- ---------- --------- ----------
Total revenues                            4,644          --    5,975          --
                                     ----------- ---------- --------- ----------
Expenses:
Net loss and loss adjustment expenses     2,997          --    3,715          --
Underwriting expenses                     2,127          --    2,697          --
                                     ----------- ---------- --------- ----------
Total expenses                            5,124          --    6,412          --
                                     ----------- ---------- --------- ----------
Segment loss                           $   (480)    $    --  $  (437)    $    --
                                     =========== ========== ========= ==========


                                        Three Months Ended     Nine Months Ended
                                           September 30,          September 30,
                                      ----------------------- ---------------------
                                              2007       2006       2007       2006
                                      ------------ ---------- ---------- ----------
                                                    ($ in thousands)
Reinsurance Segment
Revenues:
Net premiums earned                     $   60,965   $ 27,003  $ 161,171  $  47,390
                                      ------------ ---------- ---------- ----------
Total revenues                              60,965     27,003    161,171     47,390
                                      ------------ ---------- ---------- ----------
Expenses:
Net loss and loss adjustment expenses       31,485     13,919     84,075     25,297
Commission expenses                         20,929      9,286     54,634     16,405
Other underwriting expenses                  1,125        331      2,614        535
                                      ------------ ---------- ---------- ----------
Total expenses                              53,539     23,537    141,323     42,238
                                      ------------ ---------- ---------- ----------
Segment profit                          $    7,426   $  3,465  $  19,848  $   5,153
                                      ============ ========== ========== ==========

                                                  Three Months Ended     Nine Months Ended
                                                      September 30,         September 30,
                                                 ---------------------- --------------------
                                                       2007       2006       2007      2006
                                                 ----------- ---------- ---------- ---------
                                                              ($ in thousands)
Insurance Services Segment
Revenues:
Direct commission revenue from program business    $  1,667    $   854   $  3,902  $  1,392
                                                 ----------- ---------- ---------- ---------
Total revenues                                        1,667        854      3,902     1,392
                                                 ----------- ---------- ---------- ---------
Expenses:
Direct commission expenses from program business      1,222        617      2,930     1,016
Other insurance services expenses                     1,435      1,032      4,566     1,757
                                                 ----------- ---------- ---------- ---------
Total expenses                                        2,657      1,649      7,496     2,773
                                                 ----------- ---------- ---------- ---------
Segment loss                                       $   (990)   $  (795)  $ (3,594) $ (1,381)
                                                 =========== ========== ========== =========


                                           Three Months           Nine Months
                                        Ended September 30,    Ended September 30,
                                      ----------------------- ---------------------
                                             2007        2006       2007       2006
                                      ------------ ---------- ----------- ---------
                                                    ($ in thousands)
Revenues:
 Insurance segment                    $     4,644  $       -- $    5,975  $      --
 Reinsurance segment                       60,965      27,003    161,171     47,390
 Insurance services segment                 1,667         854      3,902      1,392
                                      ------------ ---------- ----------- ---------
Total segment revenues                     67,277      27,857    171,048     48,782
                                      ------------ ---------- ----------- ---------
Net Investment income                       7,538       3,791     21,417      6,697
Net realized capital (losses)/gains           (79)          7        (98)        10
                                      ------------ ---------- ----------- ---------
Consolidated revenues                 $    74,735  $   31,655 $  192,367  $  55,489
                                      ============ ========== =========== =========


                                       Three Months           Nine Months
                                    Ended September 30,    Ended September 30,
                                   ---------------------- ---------------------
                                          2007       2006       2007       2006
                                   ----------- ---------- ---------- ----------
                                                 ($ in thousands)
Insurance segment loss                  $(480)        $--     $(437)        $--
Reinsurance segment profit               7,426      3,465     19,848      5,153
Insurance services segment loss          (990)      (795)    (3,594)    (1,381)
                                   ----------- ---------- ---------- ----------
Segment profit                           5,957      2,670     15,817      3,772
Net investment income                    7,538      3,791     21,417     6,6967
Net realized capital (losses)/gains       (79)          7       (98)         10
Corporate expenses                     (1,576)    (1,083)    (4,652)    (2,100)
Interest expense                       (2,254)         --    (6,608)         --
Other expense                               --         --         --    (4,605)
                                   ----------- ---------- ---------- ----------
Income before taxes                     $9,585     $5,385    $25,876     $3,773
                                   =========== ========== ========== ==========

Note 11 - Trust Agreements

      Under the terms of the quota share reinsurance agreements between CastlePoint Re and Tower's insurance companies, CastlePoint Re is required to provide security to Tower's insurance companies to support reinsurance recoverables owed to these reinsureds in a form acceptable to the insurance commissioners of the State of New York and Commonwealth of Massachusetts, the domiciliary states of Tower's insurance companies. These trust arrangements permit Tower's insurance companies to take credit on their statutory financial statements for the reinsurance ceded to CastlePoint Re, either as an additional asset or as a reduction in liability. CastlePoint Re is also required by its reinsurance agreements with its other cedents to collateralize amounts through a letter of credit, cash advance, funds held or a trust account meeting the requirements of the applicable state insurance regulations.

      As of September 30, 2007, CastlePoint Re had fixed maturities and cash held in trust accounts for the benefit of its reinsureds totaling approximately $181.9 million, an increase of approximately $84.1 million since December 31, 2006. CastlePoint Re earns and collects the interest on the trust funds.

Note 12 - Subsequent Events

      On October 31, 2007, the Board of Directors of CastlePoint Holdings approved a quarterly dividend of $0.025 per share payable December 31, 2007 to the Company's shareholders of record as of December 17, 2007.

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

      All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risk factors identified in our Registration Statement on Form S-1 (File No. 333-139939) relating to the initial public offering, initially filed with the SEC on January 11, 2007 (as amended, the "Registration Statement") and the following:

     o our relatively short operating history and our delays in receiving regulatory approval for some of the transactions described in this quarterly report and/or in our other filings with the SEC;

     o our heavy dependence on Tower for revenue in our initial years of operation, and possibly beyond, and the continued growth of Tower's business, including as a result of its acquisition of Preserver Group Inc. in April 2007, in the future consistent with Tower's past growth;

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

     o inability of any additional U.S. licensed insurance companies that we may acquire to obtain acceptable ratings from A.M. Best;

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

     o    deferred acquisition costs;

     o    investments;

     o    reinsurance accounting;

     o    deferred taxes; and

     o    U.S. taxation.

      Of the items mentioned above, management believes that a discussion of premiums, losses and loss adjustment expense reserves, deferred tax and U.S. taxation is appropriate in this quarterly report due to the developments that occurred during the third quarter of 2007. More information regarding our other critical accounting estimates is included in the section entitled "Critical Accounting Estimates" in the "Management Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement.

      Regarding premium estimates, while we attempt to obtain current assumed premiums written statements from ceding companies, it is common that the most recent month statements are not received from the ceding company until after the period ending and, in some cases, the most recent quarter. Therefore, assumed premiums written from these ceding companies are estimated for the most recent month or, in some cases, for several months. With respect to CastlePoint Re's three quota share reinsurance agreements with Tower's insurance companies, we obtain current monthly statements and record assumed premiums written from Tower on an actual, rather than estimated, basis. For ceding companies from which we have not received current monthly statements and therefore must estimate the most recent period's assumed premiums written, the difference between the estimated assumed premiums written and actual assumed premiums written is reflected in the subsequent accounting period or as soon as the actual assumed premiums written are obtained. For our most recent quarter ended September 30, 2007, approximately 17% of the assumed written premiums and approximately 3% of the corresponding assumed earned premiums are based upon premium estimates. After provision for applicable loss and loss adjustment expenses and commission and other acquisition expenses, the impact of these estimates would not have a material effect on the Company's consolidated financial position or results of operations.

      Regarding loss and loss adjustment expense estimates, changes in loss reserve estimates may result from (1) variability in the estimation process itself, and (2) the fact that external factors may cause changes in the future that are not reflected in historical patterns. With respect to the former source of variability, i.e. estimation process variation, we attempt to reduce this source of variation by evaluating the underlying data accuracy from our clients and the impact of underwriting and pricing changes on expected loss ratios. Using all of the information made available to us by our clients, we determine a best estimate of the loss ratio for each client and each program or treaty. With regard to the potential variability in loss reserve estimates due to the fact that future patterns may differ from historical patterns, we measure actual reported claim results by contract as compared to the expected claims results. If reported claims results differ significantly from expected claim results, then we revise our estimated reserves accordingly. Nevertheless, there can be no assurances that our reserves will prove to be adequate, as there may still be variability in the estimation process and future claims may vary significantly from historical patterns.

      The deferred tax asset at September 30, 2007 was $4.1 million, which was comprised of the tax effects for cost of stock options, unrealized losses and CastlePoint Management's net loss. In assessing the valuation of deferred tax assets, we consider whether it is more likely than not that some portion or all the deferred tax will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income to offset previous operating losses or during periods in which temporary differences become deductible. Our management currently believes that it is more likely than not that we will recover all of the assets based primarily upon future profitability of our U.S. operations.

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

Consolidated Results of Operations

                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                                   2007              2006              2007              2006
                                         ------------------- ----------------- ----------------- -----------------
                                                                     ($ in thousands)
Revenues
Net premiums earned                           $      65,610      $     27,003      $    167,146      $     47,390
Commission income                                     1,667               854             3,902             1,392
Net investment income                                 7,538             3,791            21,417             6,697
Net realized investment (losses)/gains                  (79)                7               (98)               10
                                         ------------------- ----------------- ----------------- -----------------
Total revenues                                       74,736            31,655           192,367            55,489
                                         ------------------- ----------------- ----------------- -----------------
Expenses
Net loss and loss adjustment expenses                34,482            13,919            87,790            25,297
Commission and other acquisition expenses            24,147             9,903            60,110            17,421
Other operating expenses                              4,268             2,448            11,983             8,998
Interest expenses                                     2,254                --             6,608                --
                                         ------------------- ----------------- ----------------- -----------------
Total expenses                                       65,151            26,270           166,491            51,716
                                         ------------------- ----------------- ----------------- -----------------
Income before taxes                                   9,585             5,385            25,876             3,773
Income tax benefit                                      956                --             2,254                --
                                         ------------------- ----------------- ----------------- -----------------
Net Income                                    $      10,541      $      5,385      $     28,130      $      3,773
                                         =================== ================= ================= =================
Key Measures
Return on average equity                               10.3%              8.0%             10.7%              2.8%
Consolidated combined ratio                            93.3%             94.1%             93.3%            106.2%

      We calculate our loss and expense ratios by segment. See "--Insurance Segment Results of Operations," "--Reinsurance Segment Results of Operations" and "--Insurance Services Segment Results of Operations" below.

Consolidated Results of Operations for the Three Months Ended September 30, 2007 and 2006

      Summary. Despite softening market conditions reported by some companies in the property and casualty industry, CastlePoint has not yet experienced significant weakening in pricing or a softening in demand for its products. Management believes that this is in large part due to CastlePoint's emphasis on providing solutions to small insurance companies and program underwriting agents, which results in the transfer by such companies and program underwriting agents to CastlePoint of large blocks of business composed of small policies, and a growing industry awareness of CastlePoint's capabilities to provide primary insurance company capacity combined with reinsurance capacity and customized insurance services.

      Net income increased 96% to $10.5 million for the three months ended September 30, 2007, compared to $5.4 million for the same period in 2006. Net income excluding realized and unrealized gains (losses) increased 113.0% to $11.5 million for the three months ended September 30, 2007, compared to $5.4 million for the same period in 2006. Net earned premiums increased 143.0% to $65.6 million, based upon growth from Tower, CastlePoint's largest client, as well as growth from other clients. CastlePoint Insurance implemented its alternative insurance risk-sharing solutions with Tower during the third quarter of 2007, and as a result, wrote $23.4 million in direct premiums from Tower.

      Total revenues. Total revenues increased by 136.1% to $74.7million for the three months ended September 30, 2007, compared to $31.7 million for the same period in 2006. The increase is primarily due to the increase in net premiums earned and net investment income. Revenues for the three months ended September 30, 2007 consisted of net premiums earned (87.8% of the total revenues), commission income (2.2% of the total revenues) and net investment income and realized losses (10.0% of the total revenues) compared to net premiums earned (85.3% of the total revenues), commission income (2.7% of the total revenues) and net investment income (12.0% of the total revenues) for the same period in 2006.

      Premiums earned. Net premiums earned increased by 143.0% to $65.6 million for the three months ended September 30, 2007 compared to $27.0 million for the same period in 2006. The business assumed by CastlePoint Re and CastlePoint Insurance under our reinsurance agreements with Tower's insurance companies and the business written directly using CastlePoint Insurance's policies through Tower Risk Management represented 80.2% of net premiums earned for the three months ended September 30, 2007 compared to 96.7% of net premiums earned for the same period in 2006.

      Commission income. Commission income increased 95.2% to $1.7 million for the three months ended September 30, 2007 compared to $0.9 million for the three months ended September 30, 2006. We received this commission income as a result of CastlePoint Management's management of the specialty and traditional programs.

      Net investment income and realized investment gains/(losses). Net investment income increased by 98.8% to $7.5 million for the three months ended September 30, 2007 compared to $3.8 million for the three months ended September 30, 2006. The growth resulted from an increase in cash and invested assets to $675.4 million as of September 30, 2007 compared to $309.6 million as of September 30, 2006. The increase in invested assets primarily resulted from the proceeds of approximately $114 million after the deduction of underwriting discounts and other estimated offering expenses from our IPO in March 2007 and $100 million of cash received for the issuance of subordinated debentures in connection with the trust preferred securities issued in December 2006. The investment book yield on our invested assets was 4.7% for the three months ended September 30, 2007 compared to 5.5% for the same period in 2006. The decrease in yield is generally due to our investment in a limited partnership where we booked an unrealized loss of $1.3 million offset by a realized gain of $0.4 million in net investment income partially mitigated by an extension in the average duration of our fixed maturity portfolio from 2.27 years at September 2006 to 2.63 years at September 2007, to take advantage of a more normalized yield curve compared with a relatively flat yield curve at September 2006. The partnership invests in highly rated municipal bonds, which were negatively impacted by the recent "flight to quality" and lack of liquidity. We believe this impairment to be temporary.

      Realized losses were $0.1 million for the nine months ended September 30, 2007, compared with virtually zero for the nine months ended September 30, 2006.

      Loss and loss adjustment expenses. Loss and loss adjustment expenses increased 147.7% to $34.5 million, which produced a 52.6% loss ratio for the three months ended September 30, 2007 compared to $13.9 million which produced a 51.5% loss ratio for the same period in 2006. The calendar year loss ratio includes an accident year loss ratio of 52% and reflects $0.4 million of revised estimates in loss reserves from the prior year. The change in prior year loss reserves resulted mainly from a reduction in the Tower brokerage quota share reinsurance agreement and, to a lesser extent, a reduction in various excess of loss reinsurance agreements assumed from Tower.

      Operating expenses. Operating expenses increased 130.1% to $28.4 million for the three months ended September 30, 2007, from $12.4 million for the same period in 2006. Operating expenses are comprised of commission expense and other operating expenses, including corporate expenses (primarily, salaries, audit, legal services and insurance expenses). The increase was due primarily to the increase in commission and other acquisition expenses resulting from the growth in premiums earned and, to a lesser extent, an increase in payroll and payroll related expenses due to increase in staffing.

      Interest expense. Our interest expense was $2.3 million for the three months ended September 30, 2007 compared to zero for the three months ended September 30, 2006. Interest expense resulted primarily from the $103.1 million of subordinated debentures issued by us in December 2006 at an average fixed interest rate of 8.6%.

      Income tax benefit. Our income tax benefit was $1.0 million for the three months ended September 30, 2007 compared to zero for the three months ended 30, 2006. The effective income tax rate was negative 10.0% for the three months ended September 30, 2007 due to losses generated in our U.S. operations.

      Net income and return on average equity. Our net income was $10.5 million for the three months ended September 30, 2007 compared to $5.4 million for the same period in 2006. Our annualized return on average equity was 10.3% for the three months ended September 30, 2007 compared 8.0% for the same period in 2006. The annualized return for the three months ended September 30, 2007 was calculated by dividing annualized net income of $42.2 million by weighted average shareholders' equity of $409.0 million. The annualized return for the three months ended September 30, 2006 was calculated by dividing annualized net income of $21.5 million by weighted average shareholders' equity of $270.0 million. The increase in the average return on equity resulted from the increased earned premiums due to an increased amount of business written in 2007 as well as higher earned premiums from business written in 2006. Also invested assets as a percentage of equity increased, thereby increasing our net income relative to equity.

      Consolidated combined ratio. One of our key measures of profitability is what we refer to as our consolidated combined ratio, which is calculated by (i) dividing the total expenses (excluding interest expenses) minus commission income by (ii) net premiums earned. Our consolidated combined ratio for the three months ended September 30, 2007 was 93.3% compared to 94.1% for the same period in 2006.

Consolidated Results of Operations for the Nine Months Ended September 30, 2007 and 2006

      CastlePoint Re commenced writing business as of April 6, 2006. Therefore, the nine months ended September 30, 2006 are comprised of operations for the period April 6, 2006 through September 30, 2006. CastlePoint Insurance did not conduct any business in 2006.

      Total revenues. Total revenues increased by 246.7% to $192.4 million for the nine months ended September 30, 2007, compared to $55.5 million for the same period in 2006. The increase is primarily due to the increase in net premiums earned and net investment income. Revenues for the nine months ended September 30, 2007 consisted of net premiums earned (86.9% of the total revenues), commission income (2.0% of the total revenues) and net investment income and net realized losses (11.0% of the total revenues) compared to net premiums earned (85.4% of the total revenues), commission income (2.5% of the total revenues) and net investment income (12.1% of the total revenues) for the same period in 2006.

      Premiums earned. Net premiums earned increased by 252.7% to $167.1 million for the nine months ended September 30, 2007 compared to $47.4 million for the same period in 2006. The business assumed by CastlePoint Re and CastlePoint Insurance under our reinsurance agreements with Tower's insurance companies and the business written directly in CastlePoint Insurance through Tower represented 80.6% of net premiums earned for the nine months ended September 30, 2007 compared to 98% of net premiums earned for the same period in 2006.

      Commission income. Commission income increased 180.2% to $3.9 million for the nine months ended September 30, 2007 compared to $1.4 million for the nine months ended September 30, 2006. We received this commission and fee income as a result of CastlePoint Management's management of the specialty and traditional programs. This increase reflects growth in existing programs as well as a full nine months of operations for the current period.

      Net investment income and realized investment gains/(losses). Net investment income increased by 219.8% to $21.4 million for the nine months ended September 30, 2007 compared to $6.7 million for the nine months ended September 30, 2006. The growth resulted from an increase in cash and invested assets to $675.4 million as of September 30, 2007 compared to $309.6 million as of September 30, 2006. The increase in invested assets resulted from cash flows provided by operations of $95.8 million as a result of growth in premiums, the proceeds of approximately $114 million after the deduction of underwriting discounts and other estimated offering expenses from our IPO in March 2007 and approximately $100 million of cash received for the issuance of subordinated debentures in connection with the trust preferred securities issued in December 2006. The investment book yield on our invested assets was 5.2% for the nine months ended September 30, 2007 compared to 5.5% for the same period in 2006. The decrease in yield is generally due to our investment in a limited partnership, with respect to which we booked an unrealized loss of $1.3 million offset by a realized gain of $0.4 million in net investment income partially mitigated by an extension in the average duration of our fixed maturity portfolio from 2.27 years at September 2006 to 2.63 years at September 2007, to take advantage of a more normalized yield curve compared with a relatively flat yield curve at September 2006. The partnership invests in highly rated municipal bonds, which were negatively impacted by the recent "flight to quality" and lack of liquidity. We believe this impairment to be temporary.

      Realized losses were $0.1 million for the nine months ended September 30, 2007 compared with virtually zero for the nine months ended September 30, 2006.

      Loss and loss adjustment expenses. Loss and loss adjustment expenses increased 247.0% to $87.8 million, which produced a 52.5% loss ratio for the nine months ended September 30, 2007 compared to $25.3 million which produced a 53.4% loss ratio for the same period in 2006. The reduction in the loss ratio is primarily due to favorable experience to date on our brokerage business quota share reinsurance agreement with Tower.

      Operating expenses. Operating expenses increased 172.9% to $72.1 million for the nine months ended September 30, 2007, from $26.4 million for the same period in 2006. Operating expenses are comprised of commission expense and other operating expenses, including corporate expenses (primarily, salaries, audit, legal services and insurance expenses). The increase was due primarily to the increase in commission and other acquisition expenses resulting from the growth in premiums earned and, to a lesser extent, an increase in payroll and payroll related expenses due to increase in staffing.

      Interest expense. Interest expense was $6.6 million for the nine months ended September 30, 2007 compared to zero for the nine months ended September 30, 2006. Interest expense resulted primarily from the $103.1 million of subordinated debentures issued in connection with trust preferred securities issued by us in December 2006 at an average fixed interest rate of 8.6%.

      Income tax benefit. Our income tax benefit was $2.3 million for the nine months ended September 30, 2007 compared to zero for the nine months ended 30, 2006. The effective income tax rate was negative 8.7% for the nine months ending September 30, 2007 due to losses generated in our U.S. operations.

      Net income and return on average equity. Our net income was $28.1 million for the nine months ended September 30, 2007 compared to $3.8 million for the same period in 2006. Our annualized return on average equity was 10.7% for the nine months ended September 30, 2007. The annualized return was calculated by dividing annualized net income of $37.5 million by weighted average shareholders' equity of $349.1 million.

      Consolidated combined ratio. One of our key measures of profitability is what we refer to as our consolidated combined ratio, which is calculated by (i) dividing the total expenses (excluding interest expenses) minus commission income by (ii) net premiums earned. Our consolidated combined ratio for the nine months ended September 30, 2007 was 93.3% compared to 106.2% for the same period in 2006. Included in the 2006 ratio was the cost of the warrants we issued to Tower of $4.6 million.

Insurance Segment Results of Operations

                                        Three Months Ended               Nine Months Ended
                                           September 30,                   September 30,
                                         2007             2006           2007              2006
                                  ---------------- -------------- ---------------- ---------------
                                                          ($ in thousands)
Revenues
Premiums earned
   Gross premiums earned             $      6,063      $       --    $      7,394      $        --
   Less: ceded premiums earned             (1,419)             --          (1,419)              --
                                  ---------------- -------------- ---------------- ---------------
   Net premiums earned                      4,644              --           5,975               --
                                  ---------------- -------------- ---------------- ---------------
Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment
    expenses                                3,312              --           4,030               --
   Less: ceded loss and loss
    adjustment expenses                      (315)             --            (315)              --
                                  ---------------- -------------- ---------------- ---------------
   Net loss and loss adjustment
    expenses                                2,997              --           3,715               --
                                  ---------------- -------------- ---------------- ---------------
Underwriting expenses
   Commission expense                       1,997              --           2,546               --
   Other underwriting expenses                130              --             151               --
                                  ---------------- -------------- ---------------- ---------------
Total underwriting expenses                 2,127              --           2,697               --
                                  ---------------- -------------- ---------------- ---------------
Underwriting Loss                    $       (480)     $       --    $       (437)     $        --
                                  ================ ============== ================ ===============

Key Measures
Premiums written
Gross premiums written               $     28,696      $       --    $     42,228      $        --
   Less: ceded premiums written            (7,096)             --          (7,096)              --
                                  ---------------- -------------- ---------------- ---------------
   Net premiums written              $     21,600      $       --    $     35,132      $        --
                                  ================ ============== ================ ===============
Loss Ratios
Gross                                        54.6%            n/a            54.5%             n/a
Net                                          64.5%            n/a            62.2%             n/a
Accident Year Loss Ratios
Gross                                        54.6%            n/a            54.5%             n/a
Net                                          64.5%            n/a            62.2%             n/a
Underwriting Expense Ratios
Gross                                        35.1%            n/a            36.5%             n/a
Net                                          45.8%            n/a            45.1%             n/a
Combined Ratios
Gross                                        89.7%            n/a            91.0%             n/a
Net                                         110.3%            n/a           107.3%             n/a

Insurance Segment Results of Operations for the Three Months Ended September 30, 2007 and 2006

      The insurance segment did not conduct any business and did not have any premium income, obligations relating to insurance policies, employees and operations for the three months ended September 30, 2006.

      Summary. The Insurance segment had an underwriting loss for the three months ended September 30, 2007 due to the cost of purchasing property catastrophe reinsurance. However, on a gross of reinsurance basis, the combined ratio was 89.7% which reflects solid underlying profitability, and when the premiums earned increase relative to premiums written the net combined ratio is expected to decrease and be closer to the gross combined ratio. Premiums written in the three month period ended September 30, 2007 increased significantly based upon implementation of the alternative insurance risk-sharing solutions with Tower which generated $23.4 million in premiums written during the period, as well as premiums written of $5.7 million on another risk sharing arrangement with a client other than Tower.

      Gross premiums and net premiums. Gross and net premiums written were $28.7 million and $21.6 million, respectively, for the three months ended September 30, 2007. Gross and net premium earned were $6.1 and $4.6 respectively, for the three months ended September 30, 2007. CastlePoint Insurance assumed $5.7 million through a new program managed by CastlePoint Management and wrote approximately $23.4 million of direct business that was produced by Tower Risk Management Corp., a subsidiary of Tower. The ceded premium consisted of excess of loss and catastrophe premium of which approximately 49% was ceded to third party reinsurers and 51% to CastlePoint Re.

      Gross and net loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $3.3 million, which produced a 54.6% gross loss ratio for the three months ended September 30, 2007. Net loss and loss adjustment expenses were $3.0 million, which produced a 64.5% net loss ratio for the three months ended September 30, 2007. The net loss ratio was negatively impacted by $0.9 million of ceded catastrophe premium written and earned with a zero percent loss ratio.

      Underwriting expenses and underwriting expense ratio. Underwriting expenses for the insurance segment are comprised of commission and other underwriting expenses. Commission expense was $2.0 million and other underwriting expenses were minimal for the three months ended September 30, 2007. The gross underwriting expense ratio was 35.1% and the net underwriting expense ratio was 45.8% for the three months ended September 30, 2007.

      Underwriting loss and net combined ratio. The underwriting loss and net combined ratio from the insurance segment was $480,000 and 110.3%, respectively, for the three months ended September 30, 2007.

Insurance Segment Results of Operations for the Nine Months Ended September 30, 2007 and 2006

      The insurance segment did not conduct any business and did not have any premium income, obligations relating to insurance policies, employees and operations for the nine months ended September 30, 2006.

      Gross premiums and net premiums. Gross and net premiums written were $42.2 million and $35.1 million, respectively, for the nine months ended September 30, 2007. Gross and net premium earned were $7.4 and $6.0 respectively, for the nine months ended September 30, 2007. CastlePoint Insurance assumed $5.7 million through a new program managed by CastlePoint Management, and wrote approximately $23.9 million of direct business that was produced by Tower Risk Management Corp., a subsidiary of Tower, which incepted in the third quarter; CastlePoint Insurance also assumed $12.6 million of Tower's brokerage business during the second quarter. The ceded premium consisted of excess of loss and catastrophe premium, of which approximately 49% was ceded to third party reinsurers and 51% to CastlePoint Re.

      Gross and net loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $4.0 million, which produced a 54.5% gross loss ratio for the nine months ended September 30, 2007. Net loss and loss adjustment expenses were $3.7 million, which produced a 62.2% net loss ratio for the nine months ended September 30, 2007. The net loss ratio was negatively impacted by $0.9 million of ceded catastrophe premium written and earned with a zero percent loss ratio.

      Underwriting expenses and underwriting expense ratio. Underwriting expenses for the insurance segment are comprised of commission and other underwriting expenses. Commission expense was $2.5 million and other underwriting expenses were minimal for the nine months ended September 30, 2007. The gross underwriting expense ratio was 36.5% and the net underwriting expense ratio were 45.1% for the nine months ended September 30, 2007. The gross commission rate paid on direct business that was produced by Tower Risk Management Corp. and the business assumed from Tower's brokerage business was 36%, which includes a commission slide of 2% based upon profitable loss ratio results.

      Underwriting loss and net combined ratio. The underwriting loss and net combined ratio from the insurance segment were $437,000 and 107.3%, respectively, for the nine months ended September 30, 2007.

Reinsurance Segment Results of Operations

                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                        2007              2006              2007              2006
                                                 ----------------- ----------------- ----------------- -----------------
                                                                            ($ in thousands)
Revenues
Premiums earned
   Gross premiums earned                             $     60,965       $    27,003      $    161,171      $     47,390
   Less: ceded premiums earned                                 --                --                --                --
                                                 ----------------- ----------------- ----------------- -----------------
   Net premiums earned                                     60,965            27,003           161,171            47,390
                                                 ----------------- ----------------- ----------------- -----------------
Expenses
Loss and loss adjustment expenses
   Gross loss and loss adjustment expenses                 31,485            13,919            84,075            25,297
   Less: ceded loss and loss adjustment expenses               --                --                --                --
                                                 ----------------- ----------------- ----------------- -----------------
   Net loss and loss adjustment expenses                   31,485            13,919            84,075            25,297
                                                 ----------------- ----------------- ----------------- -----------------
Underwriting expenses
   Ceding commission expense                               20,929             9,286            54,634            16,405
   Other underwriting expenses                              1,125               331             2,614               535
                                                 ----------------- ----------------- ----------------- -----------------
Total underwriting expenses                                22,054             9,618            57,248            16,940
                                                 ----------------- ----------------- ----------------- -----------------
Underwriting Profit                                  $      7,426       $     3,465      $     19,848      $      5,153
                                                 ================= ================= ================= =================

Key Measures
Premiums written
   Gross premiums written                            $     68,975       $    43,664      $    207,849      $    116,406
   Less: ceded premiums written                                --                --                --                --
                                                 ----------------- ----------------- ----------------- -----------------
   Net premiums written                              $     68,975       $    43,664      $    207,849      $    116,406
                                                 ================= ================= ================= =================
Loss Ratios
Gross                                                        51.6%             51.5%             52.2%             53.4%
Net                                                          51.6%             51.5%             52.2%             53.4%
Accident Year Loss Ratios
Gross                                                        52.3%             51.5%             52.5%             53.4%
Net                                                          52.3%             51.5%             52.5%             53.4%
Underwriting Expense Ratios
Gross                                                        36.2%             35.6%             35.5%             35.7%
Net                                                          36.2%             35.6%             35.5%             35.7%
Combined Ratios
Gross                                                        87.8%             87.1%             87.7%             89.1%
Net                                                          87.8%             87.1%             87.7%             89.1%

Reinsurance Segment Results of Operations for the Three Months Ended September 30, 2007 and 2006

      Summary. The Reinsurance segment is predominantly quota share reinsurance. The segment had excellent results driven by a significant increase in premiums written and earned and a combined ratio of 87.8%. CastlePoint Re assumed 40% of Tower's brokerage business during the period, and premiums from clients other than Tower were 27% of total premiums written. The loss ratio of 51.6% benefited by 0.7 points from favorable loss development on prior accident years. The expense ratio of 36.2% reflects 36.0% ceding commissions to Tower, which includes 2 points of profit sharing commission to Tower based upon its loss ratios. Ceding commissions to clients other than Tower also included profit sharing commissions.

      Gross premiums and net premiums. Gross and net written premiums increased 58.0% to $69.0 million for the three months ended September 30, 2007 from $43.7 million for the three months ended September 30, 2006. Business not originated from Tower and CastlePoint Insurance represents 26.6% or $18.3 million of the total written premiums compared to 9.3% or $4.1 million during the same period last year. The quota share reinsurance agreements originated from third-party clients included a new non-standard automobile U.S. regional insurance company and a U.S. regional insurance company specializing in small workers compensation and commercial automobile. Gross and net premiums earned increased by 125.8% to $61.0 million for the three months ended September 30, 2007 from $27.0 million for the same period in 2006. The increase is attributable to the fact we have a full year of written premium included in our earned premium for the three months ended September 30, 2007 compared to only two quarters of written premium included for the same period in 2006. Further, during the three months ended September 30, 2007, CastlePoint Re added four new quota share reinsurance agreements (resulting in earned premium of $0.7 million) and one new excess of loss reinsurance agreement (resulting in earned premium of $0.2 million).

      Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses increased by 126.2% to $31.5 million, which produced a 51.6% loss ratio for the three months ended September 30, 2007 compared to $13.9 million, which produced a 51.5% loss ratio for the same period in 2006.

      Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies, which cede business to CastlePoint Re, and other underwriting expenses. Ceding commission expense was $20.9 million and other underwriting expenses were $1.1 million for the three months ended September 30, 2007 compared to $9.3 million and $0.3 million, respectively, for the same period in 2006. Both the gross underwriting expense ratio and the net underwriting expense ratio were 36.2% for the three months ended September 30, 2007 compared to 35.6% for the same period in 2006.

      Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $7.4 million and 87.8%, respectively, for the three months ended September 30, 2007 compared to $3.5 million and 87.1% for the same period in 2006. The combined ratio increased slightly as a result of higher profit sharing commission due to favorable loss ratios on several treaties.

Reinsurance Segment Results of Operations for the Nine Months Ended September 30, 2007 and 2006

      Gross premiums and net premiums. Gross and net written premiums increased 78.6% to $207.8 million for the nine months ended September 30, 2007 from $116.4 million for the nine months ended September 30, 2006. Included in the gross and net premiums of $116.4 million in 2006 was a transfer of unearned written premiums in the amount of $40.9 million. The total amount of net written premiums originated by and assumed from Tower and CastlePoint Insurance by CastlePoint Re for the nine months ended September 30, 2007 was $157.6 million or 75.8% of total written premium compared to $111.1 million or 95% during the same period last year. Gross and net premiums earned increased by 240.1% to $161.2 million for the nine months ended September 30, 2007 from $47.4 million for the same period in 2006. The increase is attributable to the fact we have a full year of written premium included in our earned premium for the three months ended September 30, 2007 compared to only two quarters of written premium included for the same period in 2006. Further, during the third quarter 2007 CastlePoint Re entered into four new quota share reinsurance agreements (resulting in earned premium of $0.7 million) and one new excess of loss reinsurance agreement (resulting in earned premium of $0.2 million). Three reinsurance agreements, out of the five new reinsurance agreements that CastlePoint Re entered into during the third quarter 2007, represent business from clients other than Tower and CastlePoint Insurance.

      Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses increased by 232.3% to $84.1 million, which produced a 52.2% loss ratio for the nine months ended September 30, 2007 compared to $25.3 million, which produced a 53.4% loss ratio for the same period in 2006, primarily reflecting favorable development on our brokerage business quota share reinsurance agreement with Tower.

      Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies, which cede business to CastlePoint Re, and other underwriting expenses. Ceding commission expense was $54.6 million and other underwriting expenses were $2.6 million for the nine months ended September 30, 2007 compared to $16.4 million and $0.5 million, respectively, for the same period in 2006. Both the gross underwriting expense ratio and the net underwriting expense ratio were 35.5% for the nine months ended September 30, 2007 compared to 35.7% for the nine months ended September 30, 2006.

      Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $19.9 million and 87.7%, respectively, for the nine months ended September 30, 2007 compared to $5.2 million and 89.1%, respectively, for the nine months ended September 30, 2006. The principal factor that led to the improvement in the underwriting profit and combined ratio for the reinsurance segment was a reduction in the loss ratio attributable to the Tower brokerage quota business.

Insurance Services Segment Results of Operations

                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                               2007              2006               2007              2006
                                        ----------------- ----------------- ------------------ -----------------
                                                                    ($ in thousands)
Revenues
Direct commission revenue from programs    $       1,667      $        854      $       3,902      $      1,392
                                        ----------------- ----------------- ------------------ -----------------
Total Revenues                                     1,667               854              3,902             1,392
                                        ----------------- ----------------- ------------------ -----------------
Expenses
Direct commissions expense for programs            1,222               617              2,930             1,016
Other insurance services expenses                  1,435             1,032              4,567             1,757
                                        ----------------- ----------------- ------------------ -----------------
Total Expenses                                     2,657             1,649              7,496             2,773
                                        ----------------- ----------------- ------------------ -----------------
Insurance Services Loss                    $        (990)     $       (795)     $      (3,594)     $     (1,381)
                                        ================= ================= ================== =================

Insurance Services Segment Results of Operations for the Three Months Ended September 30, 2007 and 2006

      Direct commission revenue from programs. Direct commission revenue is dependent upon the premiums written during the year with respect to the program business managed by CastlePoint Management. CastlePoint Management receives a 30% commission from CastlePoint Insurance and Tower's insurance companies for program business placed by CastlePoint Management with these companies less boards, bureaus and premium taxes (which we refer to as "BB&T") and less direct commission expenses that are incurred by Tower and CastlePoint Insurance. Direct commission revenue increased 95.2% to $1.7 million for the three months ended September 30, 2007 compared to $0.9 million for the three months ended September 30, 2006. These commission revenues were received for the specialty programs and traditional programs. We also bound two additional programs, which contributed approximately $0.5 million to revenues in the third quarter of 2007.

      Direct commission expense for programs. Direct commission expense increased 98.1% to $1.2 million for the three months ended September 30, 2007 from $0.6 million for the three months ended September 30, 2006. Direct commission expense consisted of the commission fees paid by us to producing agents for the placement of program business.

      Other insurance services expenses. Other insurance services expenses were $1.4 million for the three months ended September 30, 2007 compared to $1.0 million for the same period in 2006. This amount includes $0.3 million for the three months ended September 30, 2007 and $0.2 million for the three months ended September 30, 2006 of costs incurred and charged by Tower's insurance companies for services provided to us.

      Insurance services loss. Insurance services loss was $1.0 million for the three months ended September 30, 2007 compared to $0.8 million for the same period in 2006 due to CastlePoint Management's current incurrence of costs to produce programs that are expected to generate commission revenue in future periods due in part to the lag time associated with launching new programs that require rates and forms to be filed and approved, as well as systems to be implemented.

Insurance Services Segment Results of Operations for the Nine Months Ended September 30, 2007 and 2006

      Direct commission revenue from programs. Direct commission revenue is dependent upon the premiums written during the year with respect to the program business managed by CastlePoint Management. CastlePoint Management receives a 30% commission from CastlePoint Insurance and Tower's insurance companies for program business placed by CastlePoint Management with these companies less BB&T and less direct commission expenses that are incurred by these companies. Commission income increased 180.3% to $3.9 million for the nine months ended September 30, 2007 compared to $1.4 million for the nine months ended September 30, 2006. These commission revenues were received for the specialty programs and traditional programs. We also bound two additional programs that began producing revenues in the third quarter of 2007.

      Direct commission expense for programs. Direct commission expense increased 188.4% to $2.9 million for the nine months ended September 30, 2007 from $1.0 million for the nine months ended September 30, 2006. Direct commission expense consisted of the commission fees paid by us to producing agents for placement of program business.

      Other insurance services expenses. Other insurance services expenses were $4.6 million for the nine months ended September 30, 2007 compared to $1.8 million for the same period in 2006. This amount includes $0.8 million for the nine months ended September 30, 2007 and $0.5 million for the nine months ended September 30, 2006 of costs incurred and charged by Tower's insurance companies for services provided to us. The increase in expenses over the two periods was due in part to the fact we did not start our operations until April of 2006. In addition, the increase in staffing increased the salary and salary related items by approximately $1.9 million.

      Insurance services loss. Insurance services loss was $3.6 million for the nine months ended September 30, 2007 compared to $1.4 million for the same period in 2006 primarily due to CastlePoint Management's current incurrence of costs to produce programs that are expected to generate commission revenue in future periods due in part to the lag time associated with launching new programs that require rates and forms to be filed and approved, as well as systems to be implemented.

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

      Our ongoing principal cash requirements for the Company and its wholly owned subsidiaries are expected to be the capitalization of our existing operating subsidiaries, operating expenses, our acquisition of at least one additional U.S. licensed insurance company in connection with our insurance risk-sharing and program business within the next nine months, subject to receipt of regulatory approvals, net cash settlements under the reinsurance agreements, payment of losses and loss adjustment expenses, commissions paid to program underwriting agents, ceding commissions to insurance companies including Tower, excise taxes, operating expenses, purchases of marketable securities and payments under our service and expense sharing agreements with Tower and certain of its subsidiaries. In addition, we will need cash to enable us to make strategic investments in some of our clients and potential clients, including Tower, as well as to pay dividends to our shareholders and to service the debt on the subordinated debentures of $103.1 million issued by CastlePoint Management in December 2006 and an additional $30.9 million issued by CastlePoint Bermuda Holdings in September 2007. Further, while insurance regulations differ by location, insurers and reinsurers are generally required to maintain certain minimum levels of capital and/or risk-based capital, the calculation of which typically includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations. In order to maintain these capital requirements our insurance subsidiaries may need additional capital. In addition, we maintain levels of capital commensurate with standards expected by rating agencies.

      On March 28, 2007, we completed the sale of 8,697,148 common shares at $14.50 per share in an initial public offering. In addition, 119,500 shares were sold in that offering by selling shareholders who previously purchased such shares in the private offering of our common shares we completed in April 2006. Included in the 8,697,148 shares sold by us were 1,134,410 shares purchased by the underwriters to cover over-allotments. The net proceeds to the Company of the initial public offering were approximately $114 million after the deduction of underwriting discounts and other offering expenses. We have used approximately $70.0 million of these net proceeds to further capitalize CastlePoint Re, and we intend to use the remaining proceeds of the initial public offering to either further capitalize CastlePoint Re or capitalize any U.S. licensed insurance companies we may acquire in the future, and for general corporate purposes.

      As previously reported in the Company's current report on Form 8-K filed with the SEC on October 1, 2007, which is incorporated herein by reference (the "October 2007 Current Report"), in September 2007, our subsidiary CastlePoint Bermuda Holdings borrowed $30.9 million in a trust preferred securities transaction, the proceeds of which are intended to be used for general corporate purposes, including acquisitions. In connection with this transaction, CastlePoint Bermuda Holdings formed a Delaware statutory trust in September 2007.


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

      We, or one or more of our subsidiaries, may also enter into one or more unsecured revolving credit facilities and/or term loan facilities with one or more syndicates of lenders, and we may use any such facilities for strategic acquisitions, general corporate purposes and working capital requirements. We believe that any debt financing or credit facility will require compliance with financial covenants, such as a leverage ratio, a consolidated tangible net worth ratio and maintenance of ratings. Any debt financing or credit facility will likely contain additional covenants that restrict the activities of our operating subsidiaries, such as the incurrence of additional indebtedness and liens and the payment of dividends and other payments. In addition, the terms of any debt financings may require guarantees by CastlePoint Holdings or any of our subsidiaries. We are currently in discussions with a major lender with respect to a credit facility. We cannot assure you that we will be able to obtain a credit facility on terms acceptable to us.

Cash Flows

      For the nine months ended September 30, 2007, net cash provided by operating activities was approximately $95.8 million compared to $45.0 million for the nine months ended September 30, 2006. The increase in net cash provided by operations resulted primarily from the increase in collected premiums as a result of the growth in premiums written.

      For the nine months ended September 30, 2007 net cash flows used in investing activities was approximately $144.0 million compared to $285.8 million for the same period in 2006, which consisted of purchases and sales of investments.

      The net cash flows provided by financing activities for the nine months ended September 30, 2007 were approximately $141.2 million, which primarily consisted of approximately $114.5 million in net proceeds from the IPO after all offering expenses and net proceeds from the issuance of subordinated debentures of approximately $30 million by CastlePoint Bermuda Holdings, less dividends paid to shareholders of $2.7 million, as compared to $262.4 for the same period in 2006, which primarily consisted of approximately $248.9 million in net proceeds from the private offering and $15 million in net proceeds from Tower Group's initial investment in the Company in early 2006, less dividends paid to shareholders of $1.5 million.

      The primary sources of cash of our operating subsidiaries are net premiums received, commission income and investment income. Cash is used by our operating subsidiaries to pay dividends to their parent, commissions, claims and operating expenses, as well as to purchase investments and fixed assets, subject to regulatory, contractual, rating agencies and other constraints applicable to us.

Security Requirements

      Under the terms of the quota share reinsurance agreements between CastlePoint Re and Tower's insurance companies, CastlePoint Re is required to provide security to Tower's insurance companies to support reinsurance recoverables owed to these reinsureds in a form acceptable to the insurance commissioners of the State of New York and Commonwealth of Massachusetts, the domiciliary states of Tower's insurance companies. The security is provided in the form of trust accounts. These trust arrangements permit Tower's insurance companies to take credit on their statutory financial statements for the reinsurance ceded to CastlePoint Re, either as an additional asset or as a reduction in liability. CastlePoint Re is also required by its reinsurance agreements with its other cedents to collateralize amounts through a letter of credit, cash advance, funds held or a trust account meeting the requirements of the applicable state insurance regulations.

      As of September 30, 2007, CastlePoint Re had trust accounts for the benefit of its reinsureds totaling approximately $181.9 million, an increase of approximately $84.1 million since December 31, 2006. The increase is due to larger assumed loss reserves and unearned premium reserves due to the growth in written and earned premiums. CastlePoint Re earns and collects the interest on the trust funds. CastlePoint Insurance had no trust accounts for the benefit of its clients as of September 30, 2007.

Investments

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

      The aggregate fair market value of our available-for-sale investments as of September 30, 2007 was $534.4 million, which excludes our investment in common trust securities of the three statutory business trusts described under "--Off-Balance Sheet Transactions" below and under Note 1 "Investments--Investments in partnerships and other funds" above. Our fixed maturity securities as of this date had a fair market value of $494.3 million and an amortized cost of $494.8 million. Short term investments were carried at fair value of $0 as of September 30, 2007 compared to $51.6 million as of December 31, 2006.

      The portfolio duration of the fixed maturity securities at September 30, 2007 was approximately 2.63 years (2.0 years at December 31, 2006) and the average credit rating was AA+ (AA+ at December 31, 2006).

      Included in the "Fixed maturity securities" on the balance sheet at September 30, 2007, the Company held $337.6 million ($187.7 million at December 31, 2006), at fair value in mortgage-backed, commercial mortgage-backed and asset backed securities (reflecting primarily assets backed by automobile loans and credit card receivables, with approximately $3.0 million of the asset backed securities being backed by home equity loans at September 30, 2007). Our total exposure to mortgage and asset backed securities at September 30, 2007 represented 50.0% (44.2% at December 31, 2006) of cash and invested assets. Of the total $337.6 million exposure to mortgage and asset backed securities, $159.3 million (47%) was rated Agency and $169.7 million (50%) was rated AAA. The remaining 3% was rated above investment grade. The $3.0 million of assets backed by home equity loans represents subprime exposure and is rated AAA. The remaining asset class at September 30, 2007 and December 31, 2006 consisted primarily of highly rated corporate securities.

      Included in "Equity securities" on the balance sheet at September 30, 2007, the Company held an investment in a fund that has subprime mortgage exposure. Our proportional share of the total exposure to subprime mortgages in this fund is approximately $8.0 million. Of this amount, approximately $4.0 million is from mortgages originating in years 2006 and 2007 and all the exposure from mortgages issued in these years is rated investment grade. Of the $4.0 million originating in years 2005 and prior, only $126,000 is rated below investment grade. Of our total exposure of $8.0 million, $6.0 million is rated A or better. We do not believe these securities have suffered significant credit impairment and we believe the lower market prices at September 30, 2007 for these securities are based primarily on the lack of liquidity in this sector of the mortgage backed securities market. Additionally, we have no Alternative A (defined as risks falling between prime and subprime) mortgage exposure in our portfolio or in any of the funds in which we have invested.

      At September 30, 2007, we had gross unrealized gains of $2.5 million and gross unrealized losses of $9.1 million. Of the $9.1 million of gross unrealized losses, the majority is attributable to the liquidity problems affecting mortgage and mortgage related securities. The gross unrealized losses are generally attributed to the funds in which we have invested ($3.6 million relates to our investment in a fund consisting of primarily floating rate asset backed securities and mortgage backed securities and $1.4 million relates to publicly traded mortgage real estate investment trusts).

      At September 30, 2007, we held $127.6 million of cash and cash equivalents, which include all securities that, at their purchase date, have a maturity of less than 90 days, of which $30 million was uninvested cash resulting from the proceeds from the offering by CastlePoint Bermuda Holdings of trust preferred securities, which we received at the end of September 2007. Of the remaining cash and cash equivalents, the majority is invested in 90 day commercial paper. The average yield on commercial paper purchased during the third quarter was approximately 5.5%. During the third quarter of 2007, our investment manager recommended overweight positions in mortgages, favoring pass-through instruments and high quality collateralized mortgage obligations and commercial mortgage backed securities. Our investment manager recommended underweight positions in virtually all other sectors. However, since we did not wish to increase our exposure to mortgages at this time, we decided to maintain a relatively high amount of cash and cash equivalent balances without sacrificing yield.

      The fair value pricing of our fixed maturity securities at September 30, 2007 is generally based on current marks provided by indices and reputable pricing services and, to a lesser extent, established broker-dealers who routinely make a market in the securities being priced. Approximately 77% of the portfolio is priced by indices or pricing services and 23% is priced by broker dealers. To the best of our management's knowledge, substantially all of the prices represent identical or similar securities priced in actively traded markets. No securities have been priced utilizing inputs from unobservable inputs. Our investment in equity securities primarily represents funds in which we have invested and substantially all of the pricing also comes from pricing services and broker-dealers.

Contractual Obligations

      There have been no material changes during the period covered by this quarterly report on Form 10-Q, outside of our ordinary course of business, to the contractual obligations specified in the table of contractual obligations in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement, except as described below.

      As reported in more detail in the October 2007 Current Report, in September 2007, CastlePoint Bermuda Holdings issued $30.9 million in subordinated debentures, which mature on December 15, 2037 and represent payment obligations due more than five years after the end of the period covered by this quarterly report.

Off-Balance Sheet Transactions

      We formed two Delaware statutory business trusts of which CastlePoint Management owns all of the common trust securities, in connection with the trust preferred financing completed in December 2006. We also formed another Delaware statutory business trust of which CastlePoint Bermuda Holdings owns all of the common trust securities, in connection with the trust preferred financing completed in September 2007.

Ratings

      During the first quarter of 2007, CastlePoint Insurance received a Financial Strength rating of "A-" (Excellent) from A.M. Best Company, Inc., an insurance rating agency, which is the fourth highest of fifteen rating levels and indicates A.M. Best's opinion of our financial strength and ability to meet ongoing obligations to our policyholders. A.M. Best also confirmed the "A-" (Excellent) rating it previously assigned to CastlePoint Re. In June 2007, following the Company's press release announcing a risk sharing arrangement with AequiCap Program Administrators and certain of its subsidiaries, A.M. Best placed the ratings of CastlePoint Re and CastlePoint Insurance, and the issuer credit rating of "bbb-" of CastlePoint Holdings, under review with negative implications. However, the ratings of CastlePoint Re and CastlePoint Insurance were affirmed by A.M. Best in July 2007. The maintenance of the assigned ratings depends, in part, upon CastlePoint Re and CastlePoint Insurance operating in a manner consistent with the business plan presented to A.M. Best. A.M. Best formally evaluates its Financial Strength ratings of insurance companies at least once every twelve months and monitors the performance of rated companies throughout the year.

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

      For fixed maturities securities, we use modified duration modeling to calculate the impact of potential changes in interest rates on fair values. Durations on invested assets are adjusted for any call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2007.

      The following table summarizes the estimated change in fair value on our fixed maturity portfolio based on specific changes in interest rates as of September 30, 2007:

                               Estimated Increase       Estimated Percentage
                             (Decrease) in Fair Value    Increase (Decrease)
Change in Interest Rate          ($ in thousands)           in Fair Value
--------------------------- -------------------------- ------------------------
300 basis point rise                 (48,809)                   (9.8)%
200 basis point rise                 (32,407)                   (6.5)%
100 basis point rise                 (15,740)                   (3.2)%
100 basis point decline               13,800                     2.8%
200 basis point decline               24,787                     5.0%
300 basis point decline               34,887                     7.0%

      The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of interest-sensitive instruments of $15.7 million or 3.2% based on a 100 basis point increase in interest rates as of September 30, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 90.2% of our total investments as of September 30, 2007.

      As of September 30, 2007, we had a total of $134.0 million of outstanding debt, all of which are outstanding junior subordinated debentures underlying trust securities issued by our wholly owned statutory business trusts carrying a fixed interest rate during the first five years, after which the interest rate will become floating and equal to the three month LIBOR rate plus 3.5% per annum (calculated quarterly). If LIBOR rates increase, the amount of interest payable by us would also increase.

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

      In connection with the evaluation described above, we have not identified any change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a) As previously reported in the October 2007 Current Report, on September 27, 2007 CastlePoint Bermuda Holdings Statutory Trust I, a financing subsidiary of CastlePoint Bermuda Holdings, issued and sold capital securities of the trust in the aggregate principal amount of $30 million, in a private placement, and issued $0.9 million in common securities to CastlePoint Bermuda Holdings. On the same date, the trust used the proceeds from the sale of all such securities to purchase $30.9 million of CastlePoint Bermuda Holdings' Fixed/Floating Rate Junior Subordinated Interest Debentures due December 15, 2037. CastlePoint Bermuda Holdings also issued a guarantee of the various obligations associated with the trust preferred securities. The issuance of trust preferred securities was exempt from registration under the Securities Act in reliance on Section 4(2) thereof. The placement agent for this transaction was Keefe, Bruyette & Woods, Inc., which was compensated $600,000 in connection with this transaction.

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

      As of November 9, 2007, we have used approximately $70.0 million of these net proceeds to further capitalize CastlePoint Re, and we intend to use the remaining proceeds of the initial public offering to either further capitalize CastlePoint Re or capitalize any U.S. licensed insurance companies we may acquire in the future and for general corporate purposes.

      (c) Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007. The results of matters submitted to a vote of security holders at the Annual General Meeting of Members of CastlePoint Holdings, Ltd. held on July 30, 2007 were previously reported in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 14, 2007.

Item 6.  Exhibits



3.2    Amended and Restated Bye-Laws of CastlePoint Holdings, Ltd.
10.1 Management Agreement, dated as of July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp.
10.2 Amendment No. 2 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, between Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd.
10.3 Amendment No. 3 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, among Tower Insurance Company of New York, Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd.
31.1 Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
31.2 Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
32 Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CASTLEPOINT HOLDINGS, LTD.
                                   (Registrant)



     Date: November 13, 2007       /s/ Michael H. Lee
                                   ------------------
                                   Michael H. Lee
                                   Chairman of the Board and
                                   Chief Executive Officer

     Date: November 13, 2007       /s/ Joel. S. Weiner
                                   -------------------
                                   Joel S. Weiner
                                   Senior Vice President and
                                   Chief Financial Officer

                                  EXHIBIT INDEX

3.2    Amended and Restated Bye-Laws of CastlePoint Holdings, Ltd.
10.1 Management Agreement, dated as of July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp.
10.2 Amendment No. 2 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, between Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd.
10.3 Amendment No. 3 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, among Tower Insurance Company of New York, Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd.
31.1 Chief Executive Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
31.2 Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302
32 Chief Executive Officer and Chief Financial Officer - Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906