Form 10-K
period 2007-12-31
CastlePoint Holdings, Ltd.
filed 2008-03-31
CIK 1360537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
001-33374
Commission File Number
CASTLEPOINT HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
Victoria Hall
11 Victoria Street
Hamilton HM 11
Bermuda
(Address of principal executive office including zip code)
Registrant’s telephone number, including area code: (441) 294-6409
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Shares, $0.01 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     No ☑
The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the price of the registrant’s Common Shares as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on the Nasdaq Global Market as of such date), was approximately $514,644,201. (Aggregate market value is estimated solely for purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status).
As of March 14, 2008, the registrant had outstanding 38,289,430 Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2007 Annual General Meeting of Shareholders to be held June 23, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

CERTAIN IMPORTANT INFORMATION
     For your convenience, we have included below definitions of terms used in this Annual Report on Form 10-K that are specific to the business of CastlePoint Holdings Ltd.
     In this Annual Report on Form 10-K:
•	Unless the context suggests otherwise, “CastlePoint,” “our company,” “we,” “us” or “our” refer to CastlePoint Holdings, Ltd. and its subsidiaries, which include CastlePoint Management Corp. (“CastlePoint Management”), a Delaware corporation and our program management company; CastlePoint Bermuda Holdings, Ltd. (“CastlePoint Bermuda Holdings”), our Bermuda intermediate holding company; CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”), our Bermuda reinsurance subsidiary; and CastlePoint Insurance Company, a New York corporation and our U.S. licensed insurance company. “CastlePoint Holdings” refers to CastlePoint Holdings, Ltd.; CastlePoint Management directly owns two of our financing subsidiaries, CastlePoint Management Statutory Trust I and CastlePoint Management Statutory Trust II, which we formed to facilitate the trust preferred financing we completed in December 2006; CastlePoint Bermuda Holdings directly owns our other financing subsidiary, CastlePoint Bermuda Holdings Statutory Trust I, which we formed to facilitate the trust preferred financings we completed in September 2007; these financing subsidiaries are non-consolidated variable interest entities;

•	Unless the context suggests otherwise, “Tower” refers to Tower Group, Inc. and its subsidiaries, which includes Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Indemnity Company, North East Insurance Company and Tower Risk Management Corp.;

•	“brokerage business” refers to broad classes of business that are underwritten on an individual policy basis by an insurance company’s underwriting staff through wholesale and retail agents, and for which most or all of the services are provided by the insurance company as part of the overall product offering;

•	“program business” refers to narrowly defined classes of business that are underwritten on an individual policy basis by program underwriting managers on behalf of insurance companies;

•	“traditional program business” refers to blocks of program business in excess of $5 million in gross written premium that Tower historically has underwritten, consisting of non-auto related personal lines and the following commercial lines of business: retail stores and wholesale trades, commercial and residential real estate, restaurants, grocery stores, office and service industries and artisan contractors;

•	“specialty program business” refers to (i) program business other than traditional program business and (ii) traditional program business that we and Tower agree will be deemed to be specialty program business;

•	“insurance risk-sharing” refers to various risk sharing arrangements that are designed to provide to client insurance companies or program underwriting managers the ability to contract with our insurance company and to share in the premiums and losses of the business subject to such arrangements;

•	“quota share reinsurance” refers to a type of reinsurance whereby a reinsurer provides reinsurance coverage to an insurance company on a pro-rata basis based on a ceding percentage without any provisions to limit meaningful losses within the contractual limits; and

•	“program underwriting manager” refers to an insurance intermediary that aggregates business from retail and wholesale agents and manages business on behalf of insurance companies, including functions such as risk selection and underwriting, premium collection, policy form design and client service.
     In this Annual Report on Form 10-K, amounts are expressed in U.S. dollars and the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), except as otherwise indicated.
A WARNING ABOUT FORWARD-LOOKING STATEMENTS
     Some of the statements in this Annual Report on Form 10-K, including those using words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “predicts,” “assumes,” “anticipates,” “plans” and “seeks,” and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this report regarding future events and operating performance. Because we have a limited operating history, many statements relating to us and our business, including statements relating to our competitive strengths and business strategies, are forward-looking statements.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Item IA: Risk Factors,” contained elsewhere in this report, including the following:
•	our lack of extensive operating history;

•	our heavy dependence on Tower for revenue in our initial years of operation, which is expected to continue, and the continued growth of Tower’s business;

•	the risk that CastlePoint Bermuda Holdings or CastlePoint Holdings may be deemed to be engaged in a U.S. trade or business, or that CastlePoint Re may be considered to be doing business through a permanent establishment in the United States, either of which would subject these companies to U.S. taxation;

•	changes in regulation or tax laws applicable to us, our brokers or our customers;

•	the terms of our arrangements with Tower may change as a result of the regulatory review and approval process;

•	our ability to write premiums with clients other than Tower;

•	the possibility that we will need additional capital for our reinsurance and insurance businesses, as well as to acquire at least one additional broadly-licensed U.S. insurance company for our insurance business, and to make strategic investments in some of our clients, including Tower, and the risk that we may not be able to obtain future additional financing on favorable terms or at all;

•	the ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions;

•	changes in the availability, cost or quality of insurance business that meets our reinsurance underwriting standards;

•	actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms, limits or other characteristics of the products we write or intend to write;

•	possible future downgrade in the A.M. Best rating of some or all of our insurance or reinsurance subsidiaries, or any that we may acquire;

•	changes in rating agency policies or practices;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.
     This list of factors is not exhaustive and should be read with the other cautionary statements that are included in this Annual Report on Form 10-K.
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this report that could cause actual results to differ from those discussed in the forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1.	Business.
     Changes in market conditions and other factors outside our control may alter our current or anticipated methods of conducting our business, such as the nature, amount and types of risks we assume and the terms, limits or other characteristics of the products we write or intend to write. In addition, as discussed elsewhere in this report, while we write policies through CastlePoint Insurance Company, a U.S. licensed insurance company, and are considering acquiring or creating other companies to enable us to conduct our insurance business in states where CastlePoint Insurance Company is not currently licensed, we currently generate the majority of our revenues through our reinsurance business as described herein.
Overview
     We are a Bermuda holding company limited by shares, incorporated in November 2005, commencing operations in April 2006, and organized to provide property and casualty insurance and reinsurance solutions, products and services primarily to small insurance companies and program underwriting managers in the United States.
     We provide insurance and reinsurance business solutions to insurance companies and program underwriting managers to enable them to improve their ability to deliver and market their products and services.
     The Company and/or its subsidiaries are parties to a master agreement, certain reinsurance agreements, management agreements and service and expense sharing agreements with Tower and/or its subsidiaries. In addition, CastlePoint Re participates as a reinsurer on certain of Tower’s excess of loss reinsurance agreements. Tower is our largest customer, from whom we generated approximately 75.0% of our total written premiums in 2007.
     Our insurance company clients, including Tower, underwrite relatively small commercial and personal lines policies with low to moderate hazard risks that we believe produce consistently profitable underwriting results. Other than Tower, our insurance company clients generally have surpluses of less than $100 million. Many of these companies have encountered difficulty in growing their operations due to such factors as limited capital, lack of adequate ratings or limited licensing. We believe we can help these insurance companies in overcoming these limitations by entering into quota share reinsurance and insurance risk-sharing arrangements with them, thereby allowing them to access our surplus, higher rating, broad-based licensing and other capabilities.
     We also focus on program underwriting managers that write program business in various profitable market segments that we believe are underserved by other insurance companies. We refer to program business as narrowly defined classes of business that are underwritten on an individual policy basis by program underwriting managers on behalf of insurance companies. We provide comprehensive business solutions, products and services to program underwriting managers that write program business. By providing these reinsurance and insurance solutions, products and services to these program underwriting managers, we believe we improve their ability to deliver and market their products and services, and that this, in turn, should allow us access to established, profitable books of business, while leveraging their product knowledge and existing infrastructure.
     We offer reinsurance products to insurance companies through CastlePoint Re, our Bermuda reinsurance subsidiary. We also offer primary insurance in the states of New York and New Jersey through CastlePoint Insurance Company, and we plan to establish a Florida domiciled company in 2008, as well as acquire or capitalize one or more additional more broadly licensed U.S. licensed insurance companies, subject to receipt of regulatory approvals. Our U.S. licensed insurance companies have or may enter into insurance risk-sharing arrangements, thereby effectively sharing premiums, losses and expenses on certain business which they and other insurance companies write. In addition to entering into these insurance risk-sharing arrangements, we write traditional program business and specialty program business. Unless and until we acquire licenses in additional U.S. jurisdictions, we intend to engage in the insurance risk-sharing business, traditional program business and specialty program business in states other than New York and New Jersey through the issuance of policies written by Tower’s insurance companies pursuant to CastlePoint Management’s program management agreements with Tower’s insurance companies.
     Each of CastlePoint Re and CastlePoint Insurance Company has received a Financial Strength rating of “A-” (Excellent — Assigned to companies that have, in their opinion, an excellent ability to meet their ongoing obligations to policyholders) from A.M. Best, which is the fourth highest of fifteen rating levels. This rating indicates A.M. Best’s opinion of our financial strength and our ability to meet ongoing obligations to our future policyholders. In addition, we expect that any additional U.S. licensed insurance companies that we may acquire, upon our acquisition and capitalization of such companies, will have a rating of “A-” (Excellent). There is no assurance however, that any additional U.S. licensed insurance companies that we may acquire will receive such rating.
     Our Business Solutions, Products and Services
     We provide the following reinsurance and insurance solutions, products and unbundled insurance services:

Reinsurance Solutions
•	Quota Share

•	Property and Casualty Per Risk Excess of Loss

•	Property Catastrophe Excess of Loss

•	Aggregate Excess of Loss

•	Property Surplus Share
Insurance Solutions
•	Risk Sharing

•	Appointment of Insurance Companies as Program Underwriting Manager

•	Program Business
Product Lines
•	Commercial Package

•	Fire and Allied Lines

•	Commercial General Liability

•	Workers’ Compensation

•	Homeowners and Personal Dwellings

•	Professional Liability

•	Commercial and Personal Inland Marine

•	Commercial and Personal Automobile
Unbundled Insurance Services
•	Claims Handling and Administration

•	Policy Administration

•	Insurance Technology

For information related to the segments in which we report our business, see Note 15 “Segment Information” in the notes to our audited financial statements included elsewhere in this report.
Reinsurance Solutions
     Reinsurance can be written either through treaty or facultative reinsurance arrangements. Treaty reinsurance is a contractual arrangement that provides for automatic reinsuring of a type or category of risk underwritten by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of a specific risk or risks. Facultative reinsurance provides protection to ceding companies for losses relating to individual insurance contracts issued to individual insureds. We write most of our reinsurance business on a treaty basis.
     Our treaty reinsurance contracts can be written on either a quota share basis, also known as proportional or pro-rata, or on an excess of loss basis. Under quota share reinsurance, we generally share the premiums as well as the losses and expenses in an agreed proportion with our client, the cedent. Under excess of loss reinsurance, we generally receive a specified premium for the risk assumed and indemnify the cedent against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount up to a specific amount. In both types of contracts, we may provide a ceding commission to the client. Our reinsurance business mainly focuses on quota share reinsurance.
     When we write treaty reinsurance contracts, we do not separately evaluate each of the individual risks assumed under the contracts. Instead we largely depend on the individual underwriting decisions made by the reinsured. Accordingly, we carefully review and analyze the reinsured’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty. We also audit the reinsured periodically during the term of the treaty to determine if it follows the agreed underwriting and claims practices as specified in the treaty.
     Our reinsurance subsidiary, CastlePoint Re, entered into quota share reinsurance agreements with Tower’s insurance companies and the reinsurance written under those agreements comprises a substantial source of revenue. The quota share reinsurance agreements have a term of four years and expire March 31, 2010, subject to certain early termination provisions, which we and Tower have agreed not to allow our respective subsidiaries to exercise. In addition, CastlePoint Re participates, along with other third-party reinsurers, as a reinsurer of Tower under Tower’s ceded property and casualty excess of loss reinsurance treaties. We believe the reinsurance agreements should secure for us a stable source of reinsurance premium revenue through at least March 31, 2010 from the historically profitable property and casualty business conducted by Tower. See “—Description of Our Business Relationships with Tower.” As a result of these agreements, we derive a substantial portion of our gross premiums written from Tower’s insurance companies and expect to continue to do so over the next several years.

     We also are primarily targeting, as additional reinsurance customers, small, primary insurance companies in the United States with surplus of less than $100 million that write commercial and personal lines policies with a low to medium hazard risk, generating average premiums of less than $25,000 per policy. In addition, we are targeting insurance companies that write program business and that reinsure a substantial amount of their business, as well as captive insurance companies established by program underwriting managers. We also plan to reinsure insurance companies that, although they have a sufficient level of capital, are seeking to manage their capital more effectively by accessing our reinsurance solutions to improve their profitability.
     Our reinsurance operations offer the following reinsurance solutions:
Quota Share Reinsurance
     This type of reinsurance provides proportional sharing of premiums and losses between the ceding company and the reinsurer and is typically purchased by companies needing to bring their ratio of written premium to surplus in line with regulatory or rating agency requirements as a method of limiting the ceding company’s net retained losses.
     We offer this product, on a treaty basis, for our target market. We typically pay ceding commissions to the ceding company which reimburses it for its primary expenses consisting of retail commissions, premium taxes and policy administration. We base the ceding commissions we are willing to pay upon our projections of the ceding company’s loss ratios. The ceding commission often adjusts within a small range, so that our combined ratio (calculated as a percentage equal to the sum of an insurer’s loss ratio and its ceding commission ratio) is relatively more stable. These quota share reinsurance treaties sometimes include catastrophe loss exposure; however, we generally seek occurrence limitations (as part of the contract terms) to limit this potential, and seek to avoid writing in catastrophe prone areas.
Property and Casualty Per Risk Excess of Loss Reinsurance
     This type of reinsurance limits a ceding company’s exposure to loss from any one risk in any one event. We write this type of reinsurance on a treaty basis, excess of a retention held by the ceding company. Our target market for this type of reinsurance are the companies for whom we also provide quota share reinsurance, although in some situations we may offer this type of reinsurance to similar client companies who have not yet purchased quota share reinsurance from us. We write working layers with lower retentions and higher frequency (generally below $1 million per risk limit). To a more limited extent, we write layers above $1 million per risk limit. In all cases, we limit our exposure to loss from any single risk, or any single event, to no more than 1% of our surplus.
     The property and casualty per risk excess of loss reinsurance treaties are typically written separately for property lines of business and for casualty lines of business and are offered to smaller regional and multi-regional companies writing exposures in non-hazardous classes. For property per risk excess of loss reinsurance treaties, the subject property generally consists of portfolios of personal and commercial lines business principally covering buildings, structures, equipment, contents and time element; and the principal loss exposures include the perils of fire, wind, hail and tornado. For casualty per risk excess of loss reinsurance treaties, the exposures include general liability, automobile liability, comprehensive personal liability, umbrella liability and workers’ compensation.
     CastlePoint Re participates, along with other third-party reinsurers, as a reinsurer of Tower under Tower’s ceded property and casualty excess of loss reinsurance treaties. See “—Description of Our Business Relationships with Tower.”
Property Catastrophe Excess of Loss Reinsurance
     This type of reinsurance is occurrence-based protection that limits a ceding company’s exposure, across its entire property portfolio, in any single, catastrophic event. We write property catastrophe excess of loss reinsurance, on a treaty basis, excess of a retention held by the ceding company. Our target market for this product consists of regional and multi-regional insurance companies that purchase quota share reinsurance from us and that we have determined do not have exposures in catastrophe prone areas. The subject property generally consists of portfolios of personal and commercial lines business principally covering buildings, structures, equipment, contents and time element. The principal loss exposures are expected to include the perils of wind, hail and tornado.
     For all classes and all treaties that we write regarding property, we limit our net probable 100 year event to no more than 10% of our surplus and will purchase property retrocessional protection to maintain this percentage when and if necessary.
     CastlePoint Insurance Company purchases property catastrophe reinsurance protection as part of our risk-sharing agreement with Tower. Our risk sharing agreement with Tower currently exposes CastlePoint Insurance Company to a maximum loss of 30% of $50 million retained limits, or a $15 million maximum loss for the business that Tower underwrites on its behalf and in CastlePoint Insurance Company. CastlePoint pays 30% of the costs of property catastrophe reinsurance protection purchased by Tower for the protection of Tower and CastlePoint Insurance Company for the brokerage business. Currently, the costs of the property catastrophe reinsurance protection are paid by CastlePoint Insurance Company, although prior to October 1, 2007 these costs were shared by CastlePoint Reinsurance Company and CastlePoint Insurance Company as part of the quota share agreement with Tower for brokerage business.
     When offering property catastrophe reinsurance to other insurers, we expect to offer coverage in layers similar to the structure of our property catastrophe reinsurance agreement with Tower.
Property Aggregate Excess of Loss Reinsurance
     This type of reinsurance provides loss ratio protection for the ceding company and covers the ceding company’s annual aggregate losses for the covered classes, excess of a specified loss ratio retention held net by the ceding company. We utilize this type of reinsurance as part of our risk-sharing solutions. We will typically write this type of reinsurance in combination with quota share and/or per risk excess of loss reinsurance treaties for a particular client. In all cases, we set the retention in such a way that the ceding company has a significant stake in the arrangement, so that the ceding company underwriter is highly motivated to generate good loss ratio results.
Property Surplus Share Reinsurance
     Similar to our quota share reinsurance products, the property surplus share reinsurance we offer is a proportional sharing of premium and losses between the ceding company and the reinsurer, but only after the total insured value of the covered property exceeds the retention selected by the ceding company. It is generally purchased by the ceding company not only for surplus relief, but also to provide additional property capacity for higher valued properties. We write this type of reinsurance on a treaty basis, for the same target markets, property exposures and subject properties as described above under “—Quota Share Reinsurance.” In all cases, we require that the ceding company retain a meaningful retention and we structure the overall treaty limit in such a way as to obtain proper balance between ceded premium and the treaty limit.
Insurance Solutions
     We offer various insurance risk-sharing solutions to insurance companies and program underwriting managers as a source of underwriting capacity in addition to, or as an alternative to, quota share reinsurance. We also offer risk-sharing arrangements to enhance our ability to write program business.
     The insurance risk-sharing arrangements that we offer to small insurance companies are an alternative to quota share reinsurance or can be utilized in conjunction with quota share reinsurance to allow an insurance company to better manage its surplus, rating and licensing limitations and improve its ability to expand the amount of premium it writes. We believe these insurance companies are able to address their limitations through the U.S. licensed insurance company we own which has an “A-” A. M. Best rating. When we utilize an insurance risk-sharing agreement, the underwriting risk is shared based upon the risk-sharing partners’ respective percentage participation. In risk-sharing arrangements, we appoint the risk-sharing insurance companies as our program underwriting managers and they are required to assume risk by reinsuring a part of the business they produce on a quota share basis.
     Our first risk-sharing arrangements were with Tower through alternative insurance risk-sharing agreements for brokerage business that Tower manages and for traditional program business and specialty program business that we manage, as described in “—Description of Our Business Relationships with Tower.”
Program Business
     We write program business that has a minimum premium volume potential of at least $5 million annually. We offer the following comprehensive solutions and capabilities to facilitate program business:

•	Broad product line platform. We offer a broad range of commercial and personal lines of business which expands the range of program opportunities available in the marketplace.
•	Competitive commissions. We offer what we believe to be attractive commissions paid to program underwriting managers based upon our efficient infrastructure and platform. We base our commissions upon the loss ratio track record of the program business and offer profit commissions when loss ratios develop better than expected.
•	Reinsured program business. We offer, on a fee basis, issuing company capability to reinsurers desiring to write program business, while retaining a limited percentage of the underwriting risk.
•	Insurance and reinsurance risk assumption. In addition to providing primary underwriting capacity to retain most or all of the underwriting risk as an insurance company, we facilitate program business transactions by providing reinsurance products through our reinsurance subsidiary.
•	Alternative risk transfer. We offer alternative risk-transfer transactions that provide program underwriting managers with the opportunity to increase their profit margin by participating in underwriting risk on the business they produce. We also offer management services to manage captives and facilitate “rent-a-captive transactions” both in the United States and in Bermuda. Captives are insurance companies that are formed and owned by non-insurance companies, their affiliates, or their member organizations, the main purpose of which is to insure the risks of the non-insurance company parent organizations. Rent-a-captives are captive insurance companies that allow parent organizations, such as program underwriting managers, to receive the benefit of captives without owning them.
•	Unbundled insurance company services. Through our relationship with Tower, we offer comprehensive insurance company services on an unbundled basis to attract program underwriting managers with large and profitable books of business that need or desire to access such services. See “—Unbundled Insurance Services” below.
Product Lines
Our reinsurance and insurance solutions primarily include the following lines of business.

•	Commercial Package. Coverage offered under our commercial package and business owners’ policies combines property, liability (including general liability and products and completed operations), business interruption, equipment breakdown, fidelity and inland marine coverages tailored for commercial businesses and enterprises.
•	Fire and Allied Lines. We write fire and allied lines policies, which consist of dwelling policies, including personal property and liability optional coverage, providing an alternative to the homeowner’s policy for the personal lines customer. Commercial fire and allied lines policies provide protection for damage to commercial buildings and their contents, and these policies may be utilized in selected circumstances as an alternative to a commercial package policy.
•	Commercial General Liability. We write other liability products in personal and commercial lines including monoline commercial, general liability (for risks that do not have property exposure or whose property exposure is insured elsewhere) and commercial umbrella policies.
•	Workers’ Compensation. We write workers’ compensation policies, which are a statutory coverage requirement in almost every state to protect employees in case of injury on the job, and the employer from liability for an accident involving an employee.
•	Homeowner’s and Personal Dwellings. Our homeowner’s policy is a multiple-peril policy, providing property and liability coverages for one and two-family, owner-occupied residences or additional coverage to the homeowner for personal umbrella and personal inland marine.
•	Professional Liability. We offer professional liability and errors and omissions insurance for commercial enterprises that may face liability as a result of their performance or failure to perform professional services. Coverage can be designed to respond to customer needs including employment practices, fidelity or crime-related loss and fiduciary liabilities.
•	Commercial and Personal Inland Marine. We write inland marine insurance protection for the property of businesses that is not at a fixed location and for items of personal property that are easily transportable, typically including builders risk, contractors’ equipment and installation, domestic transit and transportation, fine arts, property floaters and leased property.
•	Commercial and Personal Automobile. We write coverage for automobile policies by providing automobile liability, collision and comprehensive insurance including commercial and personal automobile policies for both fleet and non-fleet risks.
Unbundled Insurance Services
     In addition to our reinsurance and insurance product lines, we offer a comprehensive set of services on an unbundled basis, separate from our insurance products, to our customers including program underwriting managers, captives and insurance companies. We believe that the demand for unbundled services currently experienced by the property and casualty insurance industry creates an opportunity for us to profit from offering such services. We obtain these services from Tower at cost and share 50% in any profits or losses from providing these services to our customers at market rates. By offering these unbundled services in addition to our reinsurance and insurance products, we believe we provide our distribution partners with full insurance company capabilities to convert business opportunities into actual insurance products and services. Our insurance company services also provide us with an opportunity to expand our non-risk bearing fee income over time to complement our revenues from underwriting. We offer the following unbundled services to our customers in addition to our reinsurance and insurance products:
•	Claims Handling and Administration. As described below in “—Description of Our Business Relationships with Tower”, we have access to Tower’s significant experience and expertise in handling and managing claims.
•	Insurance Technology Services. We offer technology solutions to our clients that include policy and claims processing systems. We also have access to web-based quoting and issuance systems that improve service delivery by agents as well as reduce costs through elimination of data entry.
•	Policy Administration Services. We offer several administration services, including policy intake and clearance, scanning and distribution of work, web-based quote and bind capabilities, policy printing and mailing, billing and collections, loss control, premium audit, bureau reporting and management reporting. We believe these types of services allow our customers the benefit of the economies of scale that they may not be able to achieve on their own. We customize our offerings to provide our customers with a specific set of services that will complement their own internal capabilities.
•	Insurance Consulting Services. We provide various management consulting services, including underwriting audits, claims audits, program design and reinsurance structuring. Specifically, we focus on:
•	program and product design;

•	actuarial and loss reserve analysis;

•	loss prevention and control;

•	operational audit support;

•	reinsurance placement and handling;

•	regulatory compliance.
Ceded Reinsurance
     Primary writers and reinsurers may purchase reinsurance, which is referred to as reinsurance and retrocessional reinsurance, respectively, to cover their own risk exposure or to increase their capacity. We purchase reinsurance and retrocessional reinsurance as necessary to manage our net exposures and to increase our capacity.
     Reinsurance and retrocessional reinsurance does not relieve us of our obligations to our insureds. We must pay these obligations regardless of whether our reinsurers pay us. We evaluate and monitor the financial condition of our reinsurers and monitor concentrations of credit risk. We also seek to purchase reinsurance and retrocessional reinsurance from entities rated “A-” or better by A.M. Best, and we intend to regularly monitor the collectibility of our reinsurance and retrocessional reinsurance, making balance sheet provisions for amounts we consider potentially uncollectible and requesting collateral when appropriate.

     For business exposed to catastrophic losses, we seek to limit our aggregate exposure by insured or reinsured, by industry, by peril, by type of contract and by geographic zone. We monitor and limit our exposure through a combination of aggregate limits, underwriting guidelines and reinsurance and periodically reevaluate the probable maximum loss for the exposures by using third-party software and modeling techniques.
Claims Management
     We oversee the claims function, which is and will be provided primarily by the primary insurance companies to whom we provide reinsurance, by Tower for the brokerage business, and by the program underwriting managers for the traditional and specialty program business and insurance risk-sharing business. We monitor the results of the adjusters handling the claims, including adjustments made by primary insurance companies, program underwriting managers or third-party administrators. Through our service and expense sharing agreements with Tower, we also rely upon Tower’s claims professionals to conduct various due diligence and claims file audit projects with respect to other third-party administrators. We also obtain claims adjustment and legal defense or claims audit services from other third-party claims administrators. In addition, we maintain databases of the claims experience of each of our reinsurance and insurance risk-sharing agreements, which are utilized by our actuarial and financial staff.
     We establish case loss reserves for each claim based upon all of the facts available at the time to record our best estimate of the ultimate potential loss of each claim. We also establish reserves on a case-by-case basis for the estimated costs of legally defending third-party claims, or allocated loss adjustment expense reserves. In addition, we establish reserves to record, on an overall basis, the costs of adjusting claims that have occurred but have not yet been settled, or unallocated loss adjustment expense reserves.
Underwriting
     We employ a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff, as well as upon our underwriting committee approach at both the primary insurance and reinsurance levels. This expertise is guided by the following underwriting principles:
•	We accept only those risks that we believe will earn a level of profit commensurate with the risk they present;
•	We perform independent pricing or risk review of insurance risks;
•	We accept only those risks which have demonstrated track records of profitable performance or else present limited downside potential; and
•	We consistently use peer review in our underwriting acceptance process as well as to continually audit the performance of underwriting managers against agreed standards and guidelines.

     We have separate and distinct underwriting staffs in Bermuda and in the U.S. and strict controls relating to interactions between the two staffs. CastlePoint Re maintains an underwriting staff in Bermuda, and CastlePoint Management and CastlePoint Insurance Company maintain an underwriting staff in the U.S. CastlePoint Management in the U.S. can also access Tower’s underwriting capacity through its service and expense sharing agreement with Tower’s insurance companies. We sometimes grant underwriting authority, subject to written underwriting guidelines and limitations, to the program underwriting managers that we do business with and to insurers with which we enter into risk-sharing arrangements.
     Our underwriting process for all new programs, treaties or risk-sharing arrangements are based on our understanding of best industry practices and, as such, we will consider the appropriateness of insuring the client by evaluating the quality of its management, its risk management strategy and its track record. In addition, we require each program, treaty or risk-sharing arrangement to include significant information on the nature of the perils to be included and detailed aggregate information as to the location or locations of the risks covered. We obtain available information on the client’s loss history for the perils being insured or reinsured, together with relevant underwriting considerations.
     Our underwriters use a variety of means, including specific policy provisions, to manage our exposure to loss. Substantially all of the business we write contains aggregate policy limits in the primary insurance policies. Our underwriters also use appropriate policy exclusions (to exclude certain risks or otherwise limit the scope of coverage), terms and conditions to further eliminate particular risks or exposures.
     In conjunction with testing each proposed program, treaty or risk-sharing arrangement against our underwriting criteria, we evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital and corporate risk objectives.
     Our underwriting process integrates the actuarial and underwriting disciplines. We utilize our in-house actuarial staff as well as rely on outside consultants as necessary. The actuarial and underwriting estimates that we make in our underwriting and pricing analyses are explicitly tracked by program, treaty and risk-sharing arrangements on an ongoing basis through our underwriting audit and actuarial reserving processes. We require significant amounts of data from our clients and only intend to accept business for which the data provided to us is sufficient for us to make an appropriate analysis. We may supplement the data provided to us by our clients with information from the Insurance Services Offices, Inc., the National Council on Compensation Insurance, Inc., the Reinsurance Association of America, other advisory rate-making associations and other organizations that provide projected loss cost data to their members.
Licensing of U.S. Insurance Companies
     We may acquire one or more additional U.S. licensed insurance companies with broader licensing, either with little or no pre-existing business or with ongoing insurance operations, which will permit us to write insurance business in more United States jurisdictions on an admitted and non-admitted basis. We expect that the purchase price for any companies we may acquire will be paid in cash and will consist of the amount to be paid for the value of the target company’s insurance licenses and the amount of its statutory capital and surplus, as well as the value of the business if an ongoing operating insurance company is purchased.
     The acquisition of any U.S. licensed insurance company is subject to regulatory approval by the acquired company’s domiciliary state. Following any acquisition, we expect that the acquired company will enter into insurance risk-sharing arrangements and program business with Tower and with third-party insurance companies, as well as write program business. Until we have broadly licensed U.S. insurance companies, Tower’s insurance companies are issuing policies in those states where we do not have licenses for the brokerage business, traditional program business, specialty program business and insurance risk-sharing business pursuant to a program management agreement between CastlePoint and Tower.
     We also may expand the licenses of our existing U.S. companies or form and capitalize one or more new companies to expand our U.S. licenses.
Strategic Investments, Including Investment in Tower
     Strategic investments are integral to our overall strategy and complement our product offerings in reinsurance, risk sharing and programs. We expect to make strategic investments in some of our clients, including Tower, to strengthen our distribution system in order to provide us with more stable and predictable sources of business. We also may invest in, or acquire, Bermuda-based reinsurance companies.
     Because we expect that our strategic investments will enhance the relationships between us and our clients and provide us with an opportunity to reinsure the business of our clients, we consider it appropriate to refer to clients in which we make strategic investments as “strategic clients.” Also, by making strategic investments in these strategic clients, we believe that we will improve their capabilities to achieve profitable growth by improving their access to capital, rating, product platform and scale. We will consider making minority investments in clients that are privately held companies only when there is a clearly defined exit strategy, and we also will consider making such investments in clients that are publicly held companies, such as Tower. In addition, we may enter into joint ventures or majority investments where we have significant control, and we may acquire other companies that are our clients. We will make strategic investments in clients generally under the circumstances where we expect that the implementation of our insurance risk-sharing and reinsurance solutions with them will improve the financial performance of these clients, and hence our financial performance.
     In December 2006, CastlePoint Management negotiated a purchase of 40,000 shares of non-cumulative convertible perpetual preferred stock of Tower for an aggregate consideration of $40 million that facilitated Tower’s acquisition of Preserver Group, Inc. We benefited from this acquisition by receiving our share of the brokerage business written by Preserver. In connection with this strategic investment, the Company obtained an extension of the underlying agreements for an additional year, making four years in total through March 31, 2010 and obtained the right of first refusal to assume historical losses pursuant to a loss portfolio transfer by Tower, which must be on mutually acceptable market competitive terms. Although Tower redeemed all of its non-cumulative convertible perpetual preferred stock held by CastlePoint Management in January 2007, at the redemption price of $40 million in the aggregate plus $298,289 in accrued dividends, we still retained the right of first refusal from Tower on a loss portfolio transfer and the one year extension of the underlying agreements and we continue to receive the benefit of writing our share of the Preserver business.
     We will continue to consider opportunities to invest in Tower. We are committed to acquiring and increasing ownership in Tower, currently our largest customer and strategic client, in order to further secure Tower as a distribution source and to enhance the flow of profitable business to us. To the extent Tower’s book of business remains attractive and profitable, we may gradually increase our ownership in Tower and thereby develop a more clearly articulated plan to address our future relationship with Tower. However, we cannot predict with any certainty whether, when or to what extent we may make any additional strategic investments in Tower. We strongly believe that all of our strategic investments in Tower and other strategic clients must create value for our shareholders.
Our Relationship With Tower
     Tower, was our first and is our largest customer for reinsurance and insurance solutions, and we expect that it will remain so during the next several years. As our strategic client, Tower also provides various insurance company services to us and to our customers. For the years ended December 31, 2007, and 2006, the business we received from Tower represented 75.0% and 94.1%, respectively, of our gross written premiums. We expect to derive approximately 70% of our reinsurance business and insurance business from Tower and its subsidiaries during the next two years, while we develop business from other customers. Tower is a publicly traded insurance holding company that provides property and casualty insurance products and services through its insurance company subsidiaries and its management company to small to mid-sized businesses and to individuals in New York, New Jersey, Massachusetts, New Hampshire, Maine, Pennsylvania, Vermont, Rhode Island, Texas and Florida. We have entered into various reinsurance agreements, and alternative risk-sharing agreements, program management and service and expense-sharing agreements with Tower as described below in “—Description of Our Business Relationships with Tower.”
     Tower currently holds 6.7% of our outstanding common shares. We also issued ten-year warrants to Tower to purchase an additional 1,127,000 of our common shares at an exercise price of $10.00 per share, which shares currently represent 2.7% of our common shares outstanding on a fully-diluted basis. The shares held by Tower, together with the shares issuable upon exercise of the Tower warrants, currently represent 9.3% of our outstanding common shares on a fully-diluted basis. Under our bye-laws, Tower’s voting power is limited to 9.5% of the total voting power conferred by our shares.
     Tower has historically utilized a business model that involves ceding a certain percentage of its business to reinsurers and placing business with other insurance companies to increase its capacity to underwrite an amount of premium volume beyond its own surplus capacity. Tower sponsored us and entered into a long-term, strategic relationship with us that secured for it a stable source of quota share and insurance risk-sharing capability to support its growth. This strategic relationship with Tower allows us to participate as a reinsurer and as a risk-sharing participant, in Tower’s book of business, which Tower has historically underwritten profitably.
Description of Our Business Relationships with Tower
     Our relationship with Tower has led to a number of specific agreements with Tower. Together, these agreements, discussed in more detail below, define whether Tower or we write, manage, reinsure, or distribute specific products for specific categories of business. The following chart summarizes the main characteristics of the agreements, subject to exceptions by mutual agreement, regarding the brokerage business that Tower manages, and the traditional program business and specialty program business that we manage:
        .

Traditional
		Program	Specialty Program
Description of Risk-Sharing	Brokerage Business	Business	Business

Manager	Tower	CastlePoint	CastlePoint
Individual Risk Underwriting Authority	Retained by Tower	Granted to program	Granted to program
	except limited	underwriting	underwriting managers
	authority to bind	managers
risks to brokers
CastlePoint Share	Subject to a	50% in 2007 and	85% in 2007 and 2008,
	minimum of 25% and	2008, subject to a	subject to a minimum of 50%
	a maximum of 50%;	minimum of 50% and	and a maximum of 85%
a maximum of 85%
Management Fee Percentage	34% provisional,	30%	30%
subject to a
minimum of 31% and
a maximum of 36%
based upon loss
ratio
Distribution Sources	Retail and wholesale	Wholesale and	Program underwriting managers
program
underwriting
managers
Industry Classes of Business	All industry	Limited to classes	All industry classes of
	classes of business	of business that	business other than
	can be written, but	Tower has	traditional program business
	will be comprised	historically
	of classes of	written
business that Tower
has historically
written
Agreements
     In April 2006, we entered into a master agreement with Tower, which has since been extended from the initial term of three years so that it now is scheduled to expire March 31, 2010. Pursuant to the master agreement, CastlePoint Re or CastlePoint Management initially entered into the following agreements and arrangements with the Tower subsidiaries or affiliates listed below:
•	An amended and restated brokerage business quota share reinsurance agreement between CastlePoint Re and Tower for brokerage business written on Tower policies. Tower is the manager of the brokerage business.

•	An amended and restated traditional program business quota share reinsurance agreement between CastlePoint Re and Tower Insurance Company of New York and Tower National Insurance Company, governing the insurance of this type to be reinsured by CastlePoint Re. CastlePoint Management is the manager for the traditional program business. We utilize Tower’s insurance companies and CastlePoint Insurance Company to write this business.
•	An amended and restated specialty program business and insurance risk-sharing business quota share reinsurance agreement between CastlePoint Re and Tower Insurance Company of New York and Tower National Insurance Company. CastlePoint Management is the manager for the specialty program business. We utilize Tower’s insurance companies and CastlePoint Insurance Company to write this business.
•	A service and expense sharing agreement between CastlePoint Management and Tower and certain of its subsidiaries, pursuant to which we can purchase from them insurance company services at cost and market these services to our program underwriting managers on an unbundled basis at market rates. We share with Tower 50% of the profits and losses generated from these services.
•	a brokerage business management agreement under which Tower manages brokerage business written in CastlePoint Insurance Company and pursuant to which Tower receives a commission of 34%, subject to a maximum of 36% and a minimum of 31%, based upon the loss ratio; and
•	a program business management agreement under which CastlePoint manages traditional and specialty program business written on Tower policies.
•	reciprocal aggregate excess of loss agreements between CastlePoint Insurance Company and Tower, such that the loss ratios for the brokerage business in Tower and in CastlePoint Insurance Company will be equal under most circumstances.

During 2007, Tower brokerage business written in CastlePoint Insurance Company totaled $96.6 million in gross written premiums. The aggregate excess of loss reinsurance agreements for the brokerage business contemplate that, if for such combined brokerage business, CastlePoint Insurance Company incurs a loss ratio that is in excess of the attachment point in the aggregate excess of loss reinsurance, then CastlePoint Insurance Company will cede to Tower under the aggregate excess of loss reinsurance a portion of the amount of losses in excess of that attachment point. Similarly, if the loss ratio on the brokerage business written directly in Tower’s insurance companies is in excess of the attachment point under the aggregate excess of loss reinsurance, then Tower will cede to CastlePoint Insurance Company a portion of the losses in excess of that attachment point. Based on the above, CastlePoint Insurance Company incurs and is expected to continue to incur approximately 15% of the combined brokerage business losses while receiving approximately 15% of the combined brokerage business premiums, and Tower incurs and is expected to continue to incur approximately 85% of the combined brokerage business losses while receiving approximately 85% of the combined brokerage business premiums. Therefore, the loss ratios of CastlePoint Insurance Company and Tower for their respective brokerage business (which loss ratios are defined for each as the ratio of losses and loss adjustment expenses to premiums earned) should be approximately equal.
Acquisition of CastlePoint Insurance Company from Tower
     On December 4, 2006, CastlePoint Management closed on its purchase of the outstanding common stock of a shell property casualty insurance company, Tower Indemnity Company of America (“TICA”) from Tower. TICA was renamed to “CastlePoint Insurance Company” in early 2007. The purchase price was $8.8 million and included $8.5 million of invested assets and state insurance licenses from New York and New Jersey. Of the $8.5 million in invested assets, $6.1 million was cash and cash equivalents and $2.4 million was fixed maturity securities deposited with the state of New York to comply with the insurance laws of New York. The primary purpose of this purchase was the acquisition of the two state licenses.
Excess of Loss Reinsurance Arrangements
     In addition to the agreements described above, CastlePoint Re also participates in portions of Tower’s ceded property and casualty excess of loss reinsurance programs at various attachment points.
     The multi-line layer affords coverage for property business up to $1 million in excess of $1 million for each risk and coverage for liability business up to $1 million in excess of $1 million per occurrence. Based upon CastlePoint Re’s 50% participation, its maximum exposure to any one limits loss would be $500,000 per occurrence and $1,000,000 in the aggregate.
     The first property excess of loss layer affords coverage for such property business up to $3 million in excess of $2 million for each risk, with a per occurrence limit of $6 million, an annual aggregate deductible limit for terrorism losses of $6 million and an annual aggregate limit for each e-commerce/cyber risk losses of $6 million. Based upon CastlePoint Re’s 50% participation, its maximum exposure to any one limits loss would be $1.5 million per occurrence and $3.0 million in the aggregate.
     The second property excess of loss layer affords coverage for such property business up to $5 million in excess of $5 million for each risk, with a per occurrence limit. Both terrorism and e-commerce/cyber risk business is excluded. Based upon CastlePoint Re’s 30% participation, its maximum exposure to any one limits loss would be $1.75 million per occurrence and $3.5 million in the aggregate.
Additional Agreements regarding Third-Party Reinsurance
     CastlePoint and Tower also have agreed that they will require that the managers for each of the brokerage business, the traditional program and specialty program businesses, purchase property and casualty excess of loss reinsurance and property catastrophe excess of loss reinsurance from third-party reinsurers, as necessary, to protect the net exposure of the risk-

sharing participants and that the net exposure to any single loss may not exceed 10% of the combined surplus of the participants. With respect to Tower’s business on which we participate, CastlePoint Insurance’s net retention to a property catastrophe event is currently $15 million and CastlePoint’s Re’s net retention to a property catastrophe event is currently $11.3 million. However, the one in one hundred year property catastrophe event probable maximum loss to CastlePoint Insurance and CastlePoint Re is estimated to be $15 million and $6.8 million, respectively. CastlePoint pays 30% of the costs of the property catastrophe reinsurance ceded premiums and 30% of the retained property catastrophe losses, as long as the total amount of Tower’s brokerage business either written directly in CastlePoint Insurance Company or ceded to CastlePoint Re exceeds 43.75%.
The Acquisition of Preserver by Tower and its Effect on Existing Agreements
     In April 2007, Tower acquired Preserver Group, Inc., or Preserver, a privately held company that specializes in small commercial and personal lines insurance in the northeastern region of the United States. Our brokerage business quota share reinsurance agreement and alternative risk-sharing agreements with Tower were amended to add the Preserver insurance companies as part of the brokerage business subject to these agreements.
Agreements Subject to Regulatory Review
     All of our agreements with Tower are subject to review, approval and requests for modification by the New York State Insurance Department and may be subject to review by the insurance departments of the other domiciliary states of Tower’s or our domestic insurance companies. All of our agreements with Tower are also or will also be subject to the review and approval of the domiciliary states of the U.S. licensed insurance companies we own or may acquire or that Tower owns or may acquire, to the extent such companies participate in these agreements. For additional information, see “Item 1A: Risk Factors—Our agreements with Tower’s insurance companies are subject to regulatory review and may be changed, which would adversely affect us.”
Competition
     The reinsurance and insurance industries are highly competitive. With respect to reinsurance, we compete with major U.S., Bermuda, European and other international insurers and reinsurers and certain underwriting syndicates. With respect to insurance, we compete with insurance companies writing program business, underwriting agencies and intermediaries, and diversified financial services companies. With respect to unbundled insurance services, we compete with various third-party administrators. Many of these competitors have more, and in some cases substantially more, capital and greater marketing and management resources than we have, and may offer a broader range of products and more competitive pricing than we offer or will be able to offer. As a result of our limited operating history, many of our competitors also have greater name and brand recognition than we have.
     With regard to our program business, we have the potential to be impacted by softening market conditions in several ways. First would be through pressure on the terms and conditions that we provide to the program underwriting managers. We have not experienced pressure to be more competitive with these terms. Second, competition can impact the underlying business that the program manager produces on our behalf. In our financial assessment of the business we model for changes in market conditions but we cannot fully know the impact until the results manifest themselves.
     Furthermore, following the hurricanes in recent years, newly formed and existing insurance industry companies have raised capital to meet perceived demand in the current environment and address underwriting limit issues. Also, more recently, property catastrophe premium prices have declined. As a result, these newly formed companies may chose to compete in market segments in which we operate. While we believe that many of these new entrants plan to focus on property excess of loss, offshore marine and energy and retrocessional coverage and therefore not compete directly with us in most cases, they may enter into the same market segments in which we compete as market competition increases and they seek additional revenue sources.
     Competition in the types of business that we underwrite and intend to underwrite is based on many factors, including:
•	reputation;

•	multiple solution capability;

•	strength of client relationships;

•	perceived financial strength;

•	management’s experience in the line of insurance or reinsurance to be written;

•	premiums charged and other terms and conditions offered;

•	services provided, products offered and scope of business, both by size and geographic location;

•	financial ratings assigned by independent rating agencies; and

•	speed of claims payment.
Increased competition could result in fewer applications for coverage, lower premium rates and less favorable policy terms, which could adversely affect us. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.
Reserves
     We are required to establish reserves for incurred losses that are unpaid, including reserves for claims and loss adjustment expenses, which represent the expenses of settling and adjusting those claims. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss expenses for insured and/or reinsured claims that have occurred at or before the balance sheet date, whether already known to us or not yet reported. Our policy is to establish these losses and loss reserves prudently after considering all information known to us as of the date they are recorded.

     Loss reserves fall into two categories: case reserves for reported losses and loss expenses associated with a specific reported insured claim, and reserves for incurred but not reported, or IBNR, losses and loss expenses. We establish these two categories of loss reserves as follows:
•	Reserves for reported losses—When a claim is received from an insured, broker or ceding company, or claimant we establish a case reserve for the estimated amount of its ultimate settlement and its estimated loss expenses. Like other insurers, we establish case reserves based upon the amount of claims reported and may subsequently supplement or reduce the reserves as our claims department deems necessary as appropriate.
•	IBNR reserves—We also estimate and establish reserves for loss and loss adjustment expense (“loss and LAE”) amounts incurred but not yet reported, including expected development of reported claims. IBNR reserves are calculated as ultimate losses and loss adjustment expenses less reported losses and loss adjustment expenses. Ultimate losses are projected by using generally accepted actuarial techniques, including but not limited to, loss development methods, loss ratio methods, and Bornhuetter-Ferguson methods. Loss development methods rely upon patterns of historical paid or incurred losses from prior periods and actual paid or incurred losses. Loss ratio methods rely upon a loss ratio, determined from historical and industry experience with adjustment for inflation, trend, and rate changes. Loss ratio methods rely on an exposure base and are independent of actual loss experience. This method is given weight for more recent periods when there is high volatility in the development patterns at early ages. Bornhuetter-Ferguson methods serve as a compromise between the loss development and loss ratio approaches, blending the loss ratio approach for unpaid or unreported losses with actual paid or reported losses. In the projections, our actuaries utilize available loss development statistics from the program underwriting managers and primary insurance companies with whom we do business. Management sets reserves based on the actuarial best estimate of ultimate loss and loss adjustment expense.
     Loss reserves represent our best estimate, at a given point in time, of the ultimate settlement and administration cost of claims incurred. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial trends, legislative changes and changes in claims handling procedures, our ultimate liability may exceed or be less than these estimates. We revise reserves for losses and loss expenses as additional information becomes available, and reflect adjustments, if any, in earnings in the periods in which they are determined.
     In addition, along with our pricing analyses of the underlying experience of the program or treaty, we analyze insurance industry information with respect to the pricing environment and loss settlement patterns as part of our reserve analysis. We plan to engage independent external actuarial specialists, from time to time, to review specific pricing and reserving methods and results.
Loss Development
     Shown below is the loss development for business written each year from 1997 through 2007. The table portrays the changes in our loss and loss adjustment expense reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on the basis of GAAP. Because we began operations in 2006, we did not have any loss reserves prior to 2006.
     The first line of the table shows, for the years indicated, our net reserve liability including the reserve for incurred but not reported losses as originally estimated. For example, as of December 31, 2006 we estimated that $34.2 million would be a sufficient reserve to settle all claims not already settled that had occurred prior to December 31, 2006, whether reported or unreported to us.
     The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. For example, with respect to the net losses and loss expense reserve of $34.2 million as of December 31, 2006, by the end of 2007 (one year later) $19.8 million had actually been paid in settlement of the claims which pertain to the reserve as of December 31, 2006.
     The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as reflected in that section of the table, the original reserve of $34.2 million was re-estimated to be $32.9 million at December 31, 2007. This decrease is largely due to a reduction in estimated ultimate losses on the Tower brokerage quota share reinsurance agreement assumed by CastlePoint Re and, to a lesser extent, a reduction in estimated ultimate losses on various Tower excess of loss reinsurance agreements assumed by CastlePoint Re. This favorable development is due to a combination of factors, including: (1) reserves being settled for amounts different than originally estimated, (2) reserves being decreased for claims remaining open as more information becomes known about those individual claims, and (3) fewer claims being reported after December 31, 2006 than had been estimated as of that date.
     The “cumulative redundancy/ (deficiency)” represents, as of December 31, 2007, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. For example, as of December 31, 2007 and based upon updated information, we re-estimated that the reserves which were established as of December 31, 2006 were $1.3 million redundant.
     The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.
Analysis of Loss and Loss Adjustment Reserve Development
Table 1 Analysis of Loss and Loss Adjustment Reserve Development

	Year ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	($ in thousands)
Net liability as originally estimated:	$0	$0	$0	$0	$0	$0	$0	$0	$0	$34,192	121,426
Net cumulative payments as of:
One year later	0	0	0	0	0	0	0	0	0	19,753
Two years later	0	0	0	0	0	0	0	0
Three years later	0	0	0	0	0	0	0

	Year ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	($ in thousands)
Four years later	0	0	0	0	0	0
Five years later	0	0	0	0	0
Six years later	0	0	0	0
Seven years later	0	0	0
Eight years later	0	0
Nine years later	0
Ten years later
Net liability re-estimated as of:
One year later	0	0	0	0	0	0	0	0	0	32,942
Two years later	0	0	0	0	0	0	0	0
Three years later	0	0	0	0	0	0	0
Four years later	0	0	0	0	0	0
Five years later	0	0	0	0	0
Six years later	0	0	0	0
Seven years later	0	0	0
Eight years later	0	0
Nine years later	0
Ten years later
Cumulative redundancy/(deficiency)
	0	0	0	0	0	0	0	0	0	1,250

Gross (direct plus assumed) reserves:
As originally estimated:
Net reserves	$0	$0	$0	$0	$0	$0	$0	$0	$0	$34,192
Ceded reserves	0	0	0	0	0	0	0	0	0	0
Gross reserves	$0	$0	$0	$0	$0	$0	$0	$0	$0	$34,192
As re-estimated:
Net re-estimated	$0	$0	$0	$0	$0	$0	$0	$0	$0	$32,942
Ceded re-estimated	0	0	0	0	0	0	0	0	0	0
Gross re-estimated	$0	$0	$0	$0	$0	$0	$0	$0	$0	$32,942
Cumulative redundancy/(deficiency)
	0	0	0	0	0	0	0	0	0	$1,250
Investments
     Our investment guidelines specify minimum criteria on the overall credit quality, liquidity and risk-return characteristics of our investment portfolio and include limitations on the size of particular holdings, as well as restrictions on investments in different asset classes. We have retained BlackRock, Inc. as our investment manager to effect investment transactions, render investment accounting services and provide investment advice. We also have retained and may retain other investment advisors to manage or advise us regarding portions of our overall investment portfolio. Our management monitors our overall investment returns, reviews compliance with our investment guidelines and reports overall investment results to our board of directors on a quarterly basis.

     Our investment strategy is to preserve principal and maintain liquidity while seeking to maximize investment return through a high quality, diversified portfolio. We monitor the quality of investments, duration, sector mix, and actual and expected investment returns. Investment decision-making is guided by general economic conditions as well as management’s forecast of our cash flows, including the nature and timing of our expected liability payouts and the possibility that we may have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. We expect our investment portfolio will continue to consist mainly of highly rated and liquid fixed-income securities, however, we may invest a small portion of our funds in other asset types including equity investments.
     Our investment guidelines require compliance with applicable government regulations and laws. Without the approval of our board of directors, we cannot purchase, and we have not purchased, financial futures, options or other derivatives. We expect the majority of our investment holdings to continue to be denominated in U.S. dollars.
     We also expect to make strategic investments in some of our clients, including Tower, as described above in “—Strategic Investments, Including Investment in Tower.”
Ratings
     Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers. A.M. Best is one of the most important rating agencies for insurance and reinsurance companies. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In liquidation). In evaluating a company’s financial strength, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.
     The objective of A.M. Best’s ratings system is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect the ability to pay policyholder claims and are not a recommendation to buy, sell or hold the shares of a particular company. These ratings are subject to periodic review by, and may be revised or revoked at the sole discretion of A.M. Best.
     Each of CastlePoint Re and CastlePoint Insurance Company has received a Financial Strength rating of “A-” (Excellent — assigned to companies that have, in their opinion, an excellent ability to meet their ongoing obligations to policyholders) from A.M. Best, which is the fourth highest of fifteen rating levels. Based on our discussions with A.M. Best, we expect that any additional U.S. licensed insurance companies that we may acquire or form and capitalize, upon our acquisition or formation and capitalization of such companies, will also have ratings of “A-” (Excellent), in view of our capital funding plans, management experience and relationship with Tower. However, there is no assurance that any additional U.S. licensed insurance companies that we may acquire will receive such rating.

Employees and Administration
     Due to the nature of our business and our ability to access Tower’s resources through our services agreement with Tower, we are able to conduct our business with a relatively small staff of full-time employees. As of December 31, 2007, we employed a total of 23 employees, all of whom were full-time except Michael Lee, our CEO, who allocates a portion of his time to Tower.
Regulatory Matters
     We are subject to extensive governmental regulation and supervision in the U.S. and in Bermuda. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. These regulations, generally administered by the Bermuda government or, in the U.S., by a department of insurance in each jurisdiction in which we currently do, or may in the future do, business, relate to, among other things:
•	approval of policy forms and premium rates for our primary insurance operations;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their agents;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of CastlePoint Insurance Company, CastlePoint Re and any other insurance company or reinsurance company subsidiaries we may acquire to pay dividends to us;

•	restrictions on transactions between insurance company subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	establishment of trust funds for the protection of policyholders;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premium, losses and other purposes.

     Insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters.
     In addition, regulatory authorities have relatively broad discretion to deny or revoke insurance licenses for various reasons, including the violation of regulations. We base some of our practices on our interpretations of regulations or practices that we believe are generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect us. Further, changes in the level of regulation of the insurance or reinsurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect us.
Regulation in the United States
     In recent years, the state insurance regulatory framework in the United States has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the NAIC, which is an association of the senior insurance regulatory officials of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws, and recommend changes, which may be more restrictive or may result in higher costs to us than current statutory and regulatory requirements.
     The New York Insurance Department considers us and Tower to be affiliates, primarily because of Michael Lee’s role as CEO of both companies. As a result, most transactions between Tower’s insurance companies and us are subject to prior approval by the New York Insurance Department. At various times there have been delays in obtaining approvals from the New York Insurance Department for transactions between Tower and us that have caused delays in our implementing these agreements. In general, we file all agreements between ourselves and Tower’s insurance companies with the New York Insurance Department, and we do not implement them until they are either approved or deemed to be approved. Agreements are deemed to be approved if they have been filed for more than 30 days with the New York Insurance Department and if no objections, written or oral, from the New York Insurance Department have been received. At any subsequent time, if the New York Insurance Department were to object to any agreement between us and Tower, both companies are obligated under our Master Agreement with Tower to rectify those situations.
     General
     Our U.S. licensed insurance companies are subject to extensive regulation throughout the United States. Although there is limited federal regulation of the insurance business, each state (including New York, where CastlePoint Insurance Company is domiciled) has a comprehensive system for regulating insurers operating in that state. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain coverages, trade practices and market conduct, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates and insurer solvency. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. Further, most states compel participation in and regulate composition of various shared involuntary market mechanisms. States also have enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, the terms of affiliate transactions, and other related matters.
     Insurance companies are also affected by state and federal legislative and regulatory measures and judicial decisions that define and qualify the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in such areas as product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may result in adverse effects on the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized, when possible, through the repricing of coverages if permitted by applicable regulations, or the limitation or cessation of the affected business, which may be restricted by state law.
     Most states have insurance laws requiring that property and casualty rate schedules, policy or coverage forms, and other information be filed with the state’s regulatory authority. In many cases, such rates and/or policy forms must be approved prior to use. A few states have recently considered or enacted limitations on the ability of insurers to share data used to compile rates.
     Insurance companies are required to file detailed annual financial reports with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine each insurer’s financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations.
     Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or reorganization of insurance companies.
     In the past, there have been congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. If CastlePoint Re were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than those applicable to it in Bermuda, at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Complying with those laws could adversely affect us.
     Holding Company Acts

     State insurance holding company system statutes and related regulations provide a regulatory apparatus that is designed to protect the financial condition of domestic insurers operating within a holding company system. All insurance holding company statutes require disclosure and, in some instances, prior approval of material transactions between the domestic insurer and an affiliate. These transactions typically include sales, purchases, exchanges, loans and extensions of credit, reinsurance agreements, service agreements, guarantees and investments between an insurance company and its affiliates, involving in the aggregate specified percentages of an insurance company’s admitted assets or policyholders surplus, or dividends that exceed specified percentages of an insurance company’s surplus or income.
     The state insurance holding company system statutes may discourage potential acquisition proposals, such as our acquisition of another U.S. insurer, in addition to CastlePoint Insurance Company, that we may acquire, and may delay, deter or prevent a change of control of CastlePoint, including through transactions, and in particular unsolicited transactions, that we or our shareholders might consider to be desirable.
     Before a person can acquire control of a domestic insurer or reinsurer, prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner in which the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the closing of the acquisition of control. Generally, state statutes provide that “control” over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of the common shares of CastlePoint Holdings would indirectly acquire the same percentage of any U.S. insurance subsidiary’s capital stock, the U.S. insurance change of control laws will likely apply to such a transaction.
     Typically, the holding company statutes will also require each of our U.S. subsidiaries periodically to file information with state insurance regulatory authorities, including information concerning capital structure, ownership, financial condition and general business operations.
     Regulation of Dividends and other Payments from Insurance Subsidiaries
     The ability of a U.S. insurer, including CastlePoint Insurance Company, to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, these laws require prior regulatory approval before an insurer may pay a dividend or make a distribution above a specified level. In many U.S. jurisdictions, this level currently is set at the lesser of (1) 10% of the insurer’s statutory capital and surplus as of the end of the last preceding calendar year or (2) the insurer’s net income for the prior calendar year. In addition, the laws of many U.S. jurisdictions require an insurer to report for informational purposes to the insurance commissioner of its state of domicile all declarations and proposed payments of dividends and other distributions to security holders. Many states permit dividends to be paid only out of earned, as opposed to contributed, surplus. Generally, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.
     Insurance regulators in the United States often impose, as a condition to the approval of the acquisition of a U.S. licensed insurance company, additional restrictions on the ability of the U.S. insurer to pay dividends or make other distributions. These restrictions generally prohibit the U.S. insurer from paying dividends or making other distributions for a number of years without prior regulatory approval.
     Pursuant to New York Insurance Law Section 4105, a New York domestic stock, property/casualty insurer, such as CastlePoint Insurance Company, may not, during any 12-month period, declare or pay dividends in excess of the lesser of 10% of the insurer’s policyholders surplus as shown on its last filed financial statement or 100% of the insurer’s adjusted net income during such period, without obtaining the New York State Insurance Department’s prior approval. All dividends paid by CastlePoint Insurance Company may only be paid out of earned surplus.
     Insurance Regulatory Information System Ratios
     The NAIC Insurance Regulatory Information System (“IRIS”) was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners regarding different aspects of an insurer’s business. Insurers that report four or more unusual values are generally targeted for regulatory review.
     Investment Regulation
     CastlePoint Insurance Company is, and any other U.S. licensed insurance companies that we may acquire will be, subject to state laws and regulations that require diversification of investment portfolios and that limit types of permitted investments and the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory capital and surplus and, in some instances, would require divestiture.
     Accreditation
     The NAIC has instituted its Financial Regulatory Accreditation Standards Program (“FRASP”) in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these laws and regulations in order to become an “accredited” state. Accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in an unaccredited state.

     Risk-Based Capital Requirements
     In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory capital and surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:
•	underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

•	declines in asset values arising from credit risk; and

•	declines in asset values arising from investment risks.
     Insurers having less statutory capital and surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy, including ultimately state court rehabilitation or liquidation proceedings. Under the approved formula, an insurer’s statutory capital and surplus is compared to its risk-based capital requirement. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include:
•	insurer is required to submit a plan for corrective action,

•	insurer is subject to examination, analysis and specific corrective action and regulatory control,

•	regulators may place insurer under a court-ordered supervision or insolvency proceeding, and

•	regulators are required to place insurer under a court-ordered supervision or insolvency proceeding.
     Guaranty Funds and Assigned Risk Plans
     Most states require all admitted insurance companies to participate in their respective guaranty funds that cover various claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to assessments in the state by its guaranty fund to cover these losses. Some states also require licensed insurance companies to participate in assigned risk plans which provide coverage for automobile insurance and other lines for insureds which, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer’s participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Participation in assigned risk pools tends to produce losses which result in assessments to insurers writing the same lines on a voluntary basis.
     Credit for Reinsurance
     Reinsurers domiciled and licensed in the United States are subject to insurance regulation and supervision in their domiciliary jurisdiction that is similar to the regulation of licensed primary insurers. However, the terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms. This contrasts with primary insurance policies and agreements, the rates and terms of which often are regulated by state insurance regulators. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.
     A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:
•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets financial requirements; or

•	if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are secured appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.
     CastlePoint Re is not licensed, accredited or approved in any state in the United States and, consequently, CastlePoint Re must collateralize its obligations in order for the cedents to obtain credit for reinsurance on its statutory financial statements.
     Statutory Accounting Principles
     Statutory accounting principles, or SAP, is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders and the insurer’s ability to pay claims. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
     U.S. GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.
     Statutory accounting practices established by the NAIC and adopted, in part, by state insurance departments, will determine, among other things, the amount of statutory capital and surplus and statutory net income of our U.S. insurance subsidiaries, which will affect, in part, the amount of funds they have available to pay dividends to us.
Regulation in Bermuda.
     CastlePoint Holdings, CastlePoint Bermuda Holdings and CastlePoint Re are incorporated in Bermuda. As holding companies, CastlePoint Holdings and CastlePoint Bermuda Holdings are not subject to Bermuda insurance regulations.
     The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), which regulates the insurance business of CastlePoint Re, provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority” or the “BMA”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business.
     An insurer’s registration may be canceled by the Authority on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles. In addition, the Authority is required by the Insurance Act to determine whether a person who proposes to control 10 percent, 20 percent, 33 percent or 50 percent (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control. The Insurance Act also imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
     The Insurance Act distinguishes between long-term business and general business. Long-term business consists of life, annuity, accident and disability contracts in effect for not less than five years and certain other types of contracts. General business is any insurance business that is not long-term business. CastlePoint Re is registered as a Class 3 insurer and is regulated as such under the Insurance Act.

     Principal Representative
     CastlePoint Re is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of CastlePoint is at our principal executive offices in Bermuda, and CastlePoint Re’s principal representative is the Controller of that company. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing is given to the Authority of the intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the Authority and to make a report in writing to the Authority within 14 days setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.
     Independent Approved Auditor
     CastlePoint Re must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, are required to be filed annually with the Authority. The independent auditor of CastlePoint Re must be approved by the Authority and may be the same person or firm that audits CastlePoint Re’s financial statements and reports for presentation to its shareholders. No person having an interest in CastlePoint Re otherwise than as an insured, and no officer, servant or agent of CastlePoint Re, shall be eligible for appointment as an approved auditor for CastlePoint Re and any person appointed as an approved auditor to CastlePoint Re who subsequently acquires such interest or becomes an officer, servant or agent of that insurer shall cease to be an approved auditor. CastlePoint Re’s independent auditor is PricewaterhouseCoopers Bermuda.
     Loss Reserve Specialist
     CastlePoint Re is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and LAE provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Authority. CastlePoint Re’s loss reserve specialist is a Managing Director at PricewaterhouseCoopers, Bermuda and is a Fellow of the American Academy of Actuaries.
     Statutory Financial Statements
     CastlePoint Re, as a general business insurer, is required to submit its annual statutory financial statements as part of its annual statutory financial return. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Bermuda Companies Act 1981 (the “Companies Act”).
     Annual Statutory Financial Return
     CastlePoint Re is required to file with the Authority a statutory financial return no later than four months after its financial year-end (unless specifically extended). The statutory financial return for an insurer registered as a Class 3 general business insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, a general business solvency certificate, the statutory financial statements themselves, and the opinion of the loss reserve specialist. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify.
     Minimum Solvency Margin and Restrictions on Dividends and Distributions.
     Under the Insurance Act, the general business assets of a Class 3 insurer, such as CastlePoint Re, must exceed the amount of an insurer’s general business liabilities by an amount greater than the prescribed minimum solvency margin. CastlePoint Re:
(1)	is required, with respect to its general business, to maintain a minimum solvency margin equal to greatest of:
(A)	$1,000,000; or

(B)	20% of net premiums written (being gross premiums written less any premiums ceded by CastlePoint Re) up to $6 million and 15% thereafter, or

(C)	15% of loss and other insurance reserves;
(2)	shall not declare or pay any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin;

(3)	before reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements, shall apply to the Authority for its approval; and

(4)	is required, at any time it fails to meet its solvency margin, within 30 days after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Authority a written report containing certain information.
     Additionally, under the Companies Act, CastlePoint Holdings and CastlePoint Bermuda Holdings may not declare or pay a dividend if CastlePoint Holdings or CastlePoint Bermuda Holdings, as the case may be, has reasonable grounds for believing that it is, or after the payment would be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.
     Minimum Liquidity Ratio
     The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).
     Supervision and Intervention
     If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (iii) not to make certain investments, (iv) to realize certain investments, (v) to maintain in, or transfer to the custody of, a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (vii) to limit its premium income and/or (viii) to remove a controller or officer.
     Notification by Shareholder Controller of New or Increased Control
     Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of CastlePoint Holdings’s common shares must notify the Authority in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The Authority may, by written notice, object to such a person if it appears to the Authority that the person is not fit and proper to be such a holder. The Authority may require the holder to reduce their holding of common shares in CastlePoint Holdings and direct, among other things, that voting rights attaching to such shares shall not be exercisable. A person that does not comply with such a notice or direction from the Authority will be guilty of an offense.

     Objection to Existing Shareholder Controller
     For so long as CastlePoint Holdings has as a subsidiary an insurer registered under the Insurance Act, the Authority may at any time, by written notice, object to a person holding 10 percent or more of CastlePoint Holdings’s common shares if it appear to the Authority that the person is not or is no longer fit and proper to be such a holder. In such a case, the Authority may require the shareholder to reduce its holding of common shares in CastlePoint Holdings and direct, among other things, that such shareholder’s voting rights attaching to such shares shall not be exercisable. A person that does not comply with such a notice or direction from the Authority will be guilty of an offense.
     Certain Other Bermuda Law Considerations
     Although CastlePoint Re is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the Authority. Pursuant to its non-resident status, CastlePoint Re may hold any currency other than Bermuda dollars and convert that currency into any other currency (other than Bermuda dollars) without restriction. CastlePoint Re is permitted to hold Bermuda dollars to the extent necessary to pay its expenses in Bermuda.
     As “exempted” companies, CastlePoint Holdings and CastlePoint Bermuda Holdings may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister of Finance, participate in certain business transactions. CastlePoint Re is a licensed reinsurer in Bermuda and so may carry on activities in Bermuda that are related to and in support of its reinsurance business.
     The Bermuda government actively encourages foreign investment in “exempted” entities like CastlePoint Holdings that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, CastlePoint Holdings, CastlePoint Bermuda Holdings and CastlePoint Re are not currently subject to Bermuda taxes on income or dividends or to any foreign exchange controls in Bermuda. In addition, currently there is no capital gains tax in Bermuda.
     The Authority has proposed various amendments to the Insurance Act to prescribe prudential standards in relation to solvency requirements to be observed by insurers. This includes introduction of a new risk-based capital approach, the Bermuda Solvency Capital Requirement (“BSCR”), in determining the insurer solvency capital requirements of Class 4 insurers. The BSCR is a standardized model used to measure the risk associated with an insurer’s assets, liabilities and premiums, and a formula to take account of catastrophe risk exposure. The model offers some degree of credit to the capital requirement calculations of insurers that diversify their underlying risk in the form of different business lines. The Authority has also proposed for consideration the use of pre-approved internally developed company models in lieu of the standardized BSCR. The Authority is proposing that the BSCR be supplemented by a requirement for insurers to conduct certain stress and scenario testing in order to assess their potential vulnerability to defined extreme events.

     Other proposed amendments include increased detail of regulatory reporting to the Authority as well as making financial statements prepared in accordance with generally accepted accounting principles recognized by the Authority available to the public. The Authority has requested that all Class 4 companies voluntarily provide various 2007 financial information and has proposed that all changes will be enacted for the 2008 fiscal year end, with the required filings due by April 30, 2009.
     As CastlePoint Re is a Class 3 company the aforementioned proposals will not have any immediate impact to the company. It is the Authority’s wish to expand this regulation to “commercial” Class 3 reinsurers before 2010.
Available Information
     We maintain a website at www.castlepoint.bm. The information on our website is not incorporated by reference into this report.
     We make and will continue to make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and any amendments to such reports as soon as reasonably practicable after we electronically file or furnish these materials with the Securities Exchange Commission. We also make available on our website our Audit Committee Charter, Code of Ethics and Corporate Governance Guidelines. This information is also available in print for any shareholder who sends a request to CastlePoint Holdings, Ltd., Victoria Hall, 11 Victoria Street, Hamilton HM 11, Bermuda, Attention: Secretary. Information that we file with the SEC is also available at the SEC’s website, www.sec.gov, or may be viewed or obtained at the SEC public reference room located at 100 F. Street, N.E. Washington, D.C. 20549. Details regarding the SEC public reference room may be obtained by contacting the SEC at 1-800-SEC-0330.
Item 1A. Risk Factors.
Risks Related to Our Business
We have a limited operating history.
     We were formed in November 2005. In April 2006, CastlePoint Re received from the Bermuda Monetary Authority a registration certificate under the Insurance Act 1978 of Bermuda as a Class 3 Bermuda insurer. In December 2006, we acquired CastlePoint Insurance Company, a New York domestic stock property/casualty insurer that is licensed to transact insurance in the states of New York and New Jersey. As a recently formed company, we have a limited operating history on which you can base an estimate of our future earnings prospects.
Our business relationship with Tower and our management overlap with it may present, and make us vulnerable to, difficult conflicts of interest and business opportunity issues and related challenges.

     Michael H. Lee, the Chairman of the Board and Chief Executive Officer of CastlePoint Holdings, Chief Executive Officer of CastlePoint Management and Chief Executive Officer of CastlePoint Insurance Company, who founded Tower in 1990, holds the positions of Chairman of the Board, President and Chief Executive Officer at Tower and, as such, does not serve our company on a full-time basis. Pursuant to his employment agreement, Mr. Lee is obligated to devote a substantial portion of his attention and time during normal working hours to the business and affairs of CastlePoint Holdings and its affiliates, as well as those of Tower and its affiliates. Furthermore, seven other executives of CastlePoint Holdings and/or its subsidiaries are former managers of Tower. Gregory T. Doyle, the President and director of each of CastlePoint Holdings, CastlePoint Management and CastlePoint Insurance Company, and a director of CastlePoint Re, is a former director of Tower.
     In addition, we have met our financial objectives during the first two years of our operations primarily through our relationship with Tower, while further developing business opportunities from other sources. In 2008 and subsequent years, we expect that we will continue to be heavily dependent on Tower for a substantial portion of our business.
     Because of our close business relationship with Tower, and Mr. Lee’s executive management positions at both companies, conflicts of interest could arise with respect to business opportunities that could be advantageous to Tower or its subsidiaries, on the one hand, and us or any of our subsidiaries, on the other hand. Because of our relationship with Tower and Mr. Lee’s position with both companies, Tower may have the ability to significantly influence us. While we expect that in the near term our interests and Tower’s interests should remain aligned, they may diverge as we develop additional business through other sources and become less dependent on Tower, or as we pursue business opportunities with clients that may be competitors of Tower.
We are dependent on Tower and its subsidiaries for a substantial portion of our business.
     For the year ended December 31, 2007, the business we received from Tower represented approximately 75% of our written premium. We expect to derive a substantial portion of our reinsurance business and insurance business from Tower and its subsidiaries during the next several years. Some of the agreements we entered into with Tower had a term of one year. However, we and Tower have agreed to renew these agreements annually through March 31, 2010. The failure to renew, extend or replace these agreements, or the early termination of any of these agreements, would adversely affect us.
Reinsurance of Tower’s insurance companies’ business and Tower’s management of business written on CastlePoint Insurance policies could expose us to substantial risk of loss.
     Because we reinsure a substantial amount of Tower’s insurance companies’ business, our results of operations are, and will continue to be, highly dependent on the results of operations of Tower’s insurance company subsidiaries. Tower’s insurance companies write business in New York, New Jersey, Massachusetts, New Hampshire and Maine. Likewise, Tower manages brokerage business written on CastlePoint Insurance polices in New York and New Jersey. As a result, a single catastrophic occurrence, such as a destructive weather pattern or terrorist attack, or other condition, such as an adverse regulatory development or general economic trend disproportionately affecting the region within which these entities conduct most of their business could adversely affect such subsidiaries, and therefore, adversely affect our financial condition or results of operations. The single most significant catastrophe affecting Tower during its existence was the September 11 terrorist attacks in New York City. According to Tower’s annual report on Form 10-K for the year ended December 31, 2006 as filed with the SEC, Tower’s net losses from that event totaled approximately $400,000. However, there can be no assurance that a future catastrophe will not have a material adverse effect on Tower’s underwriting results or other results of operations, and hence on us.
     The reinsurance agreements that we entered into with Tower are expected to continue through March 31, 2010 on their terms or we and Tower have agreed to renew them through that date, and they may be extended beyond that date. To the extent that market conditions change during that period, we will be adversely affected should Tower’s underwriting results deteriorate to the extent we are a reinsurer or a risk sharing participant for that business.
Our agreements with Tower’s insurance companies are subject to regulatory review and may be changed, which would adversely affect us.
     We have been deemed an affiliate of Tower by the New York State Insurance Department and the Massachusetts Division of Insurance, and we may be deemed an affiliate of Tower by other regulatory authorities, including other state insurance regulatory authorities. As a result, any transaction or agreement between us and Tower or any of its subsidiaries is subject to regulatory review and modifications may be requested by the applicable regulator.
     In addition, the domiciliary states of any other U.S. licensed insurance companies that we may acquire also may require approval of any alternative insurance risk-sharing agreements such companies enter into with Tower’s insurance companies and any of our other insurance subsidiaries. If Tower acquires subsidiaries that desire to participate in our quota share reinsurance agreements or our alternative insurance risk-sharing agreements, the approval of the domiciliary states of those subsidiaries likewise may be required.
     Delays in receiving any necessary approvals from, or any further revisions to our agreements with Tower as a result of review by the New York State Insurance Department, the Massachusetts Division of Insurance or any other state insurance department may cause a delay in the implementation of our business strategy or cause us to deviate from our business strategy, which would adversely affect us. The disapproval of any of these agreements in part or in their entirety could adversely affect us.
Our initial arrangements with Tower were negotiated while we were its wholly-owned subsidiary and thus do not necessarily reflect terms that we would agree to in an arms-length negotiations with an independent third party.
     In April 2006 we entered into a master agreement, certain reinsurance agreements, a program management agreement and a service and expense sharing agreement with Tower and/or its subsidiaries. We and Tower have subsequently modified certain of these arrangements as described elsewhere in this report. We have also entered into other agreements with Tower since acquiring CastlePoint Insurance Company. Most of these agreements, as well as the warrants we issued to Tower and the employment agreements and compensation arrangements we entered into with Michael H. Lee, Joel S. Weiner, Joseph P. Beitz and James Dulligan, all current or former managers of Tower, were negotiated while we were a wholly-owned subsidiary of Tower. Because we were a wholly-owned subsidiary of Tower when most of the terms of our initial agreements were negotiated with Tower, such terms do not necessarily reflect terms that we or Tower would have agreed to in arms-length negotiations with an independent third party.
The Chairman of the Board and Chief Executive Officer of CastlePoint Holdings, and the Chief Executive Officer of CastlePoint Management presently holds the positions of Chairman of the Board, President and Chief Executive Officer at Tower, and this dual position may present, and make us vulnerable to, legal challenges under anti-trust laws.
     Mr. Lee’s service as Chairman of the Board and Chief Executive Officer of CastlePoint Holdings and as Chairman of the Board, President and Chief Executive Officer of Tower could also raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act, or the Clayton Act, prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If CastlePoint and Tower are in the future deemed to be competitors within the meaning of the Clayton Act, certain thresholds relating to direct competition between Tower and CastlePoint are met, and the Department of Justice and Federal Trade Commission challenge the arrangement, Mr. Lee may be required to resign his position with one of the companies, and/or fines or other penalties could be assessed against Mr. Lee and CastlePoint.
We plan to make strategic investments in Tower, which would add another dimension to our related party transactions with Tower and which may be influenced by our relationships with Tower or which may lead to perceptions in the marketplace that our operations are too intertwined with Tower; such perceptions may lead customers to pursue business with other reinsurers and insurance companies.
     We continue to believe that investing in Tower in the future may be critical to our ongoing success in order to secure a steady source of historically profitable reinsurance business from Tower. Accordingly, we will continue to consider opportunities to invest in Tower if and when prudent. Because of our many relationships with Tower, we might be pressured by Tower, perhaps successfully, to make investments in Tower at times that are not as advantageous to our shareholders as our investments might be absent such pressure. Further, there is a risk that any strategic investments by us in Tower would create a perception in the marketplace that the operations of CastlePoint and Tower are too intertwined, so that potential customers, who otherwise might be willing to transact business with us, might not do so because of our relationships with Tower. For example, a potential customer may not wish to do business with us if it perceives that it is a competitor of Tower and has a concern that trade secrets and/or other material information might be shared with Tower, even though we believe such concerns are unwarranted due to the procedures we have for keeping information regarding our customers confidential. Accordingly, there is a risk that we might not generate as much business as we otherwise might be able to generate from third parties, because of the various dimensions of our relationship with Tower.

Our primary insurance operations may be adversely affected by a failure of Tower to provide services needed for us to conduct our domestic insurance company business.
     Our subsidiary, CastlePoint Management, has entered into service and expense sharing agreements with Tower Insurance Company of New York. Under one of these agreements, we have access to various insurance company services, such as claims, policy administration and technology services, necessary to conduct our business, as well as the ability to offer these services to our clients. We rely on such services when conducting our primary insurance operations. That service and expense sharing agreement, however, expires March 31, 2010. Should Tower terminate that agreement before the term expires, fail to renew it, fail to provide such services to us or fulfill any of its other obligations under the agreement, we would need to provide or outsource such services, which, due to market conditions or otherwise, may be on less favorable terms and may adversely affect us. It would take several years and require a significant expenditure in time and expense to hire and train the necessary staff and implement the procedures to provide comparable services internally. Accordingly, we do not anticipate being able to fully provide such services internally in the near term.
If we are unable to implement our business strategy or operate our business as we currently expect, our results may be adversely affected.
     We have been in business for approximately two years. As a result, we have limited name recognition and reputation in either the insurance or reinsurance industry. Businesses, such as ours, which do not have long operating histories, may present substantial business and financial risks and may suffer significant losses. In order to fully implement our business strategy, we need to accomplish many tasks, such as:
•	gain greater name recognition and establish a solid reputation in the insurance and reinsurance industry;

•	continue to develop business relationships with clients other than Tower;

•	obtain, as necessary, additional funding to further capitalize CastlePoint Re, CastlePoint Insurance Company and any other U.S. licensed insurance companies that we may acquire or form;

•	successfully capitalize on the industry relationships of our senior management;

•	hire additional key employees and other staff;

•	continue to develop and refine operating procedures;

•	obtain appropriate facilities;

•	implement new technology systems;

•	find and acquire or form an insurer or insurers or further license CastlePoint Insurance Company and receive the necessary regulatory approvals, so that we are able to write primary insurance policies in the United States in additional states on an admitted or non-admitted basis.
Our failure to successfully complete any of the following tasks above could adversely affect us.
     In addition, as a result of industry factors, such as excess industry underwriting capacity, new competition and legislative and/or regulatory developments, or factors specific to us, we may have to alter our anticipated methods of conducting our business, such as the nature, amount and types of risks we assume. For example, if a particular type of risk, such as workers’ compensation, commercial automobile or construction defects, becomes more volatile or less profitable to insure in a particular geographic area, we may cease providing such coverage in such area or provide such coverage to fewer insureds.
We may not be able to manage our growth effectively.
     We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. CastlePoint Management, CastlePoint Insurance Company and CastlePoint Re are actively developing their respective businesses. We plan to develop business relatively rapidly over the next several years, especially since, when we commenced our operations, the amount of business we had from clients other than Tower was small. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could adversely affect us.
If we misevaluate the risks we insure or reinsure, our actual insured losses may be greater than our loss reserves, which would negatively impact our financial condition and results of operations.
     Our success depends in part upon our ability to assess accurately the risks associated with the businesses that we reinsure and insure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and payment by the insurer of that loss. In connection with our writing reinsurance business and recognizing liabilities for unpaid losses, we establish loss reserves (which are liabilities we establish to reflect the estimated cost of claims payments and the related expenses that we will ultimately be required to pay in respect of reinsurance we have written) as balance sheet liabilities, and we also do so for the insurance business we write. These reserves represent estimates of amounts needed to pay reported losses (which are claims or potential claims that have been identified to us as a reinsurer by a ceding company, or will be identified to us as an insurer by an insured) and unreported losses and the related loss adjustment expense. Our loss reserves are only an estimate at a point in time of what we anticipate the ultimate costs of claims to be and therefore cannot and do not represent an exact calculation of actual ultimate liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments, particularly for new companies, such as ours, that have little loss development experience.
     As of December 31, 2007, we had approximately $121.4 million of loss reserves. We believe such reserves are adequate. However, actual results may not conform to our estimates.

     In our reinsurance business, we, like other reinsurers, do not separately evaluate each of the individual risks assumed under reinsurance treaties. Thus, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that our ceding companies may not have adequately evaluated the individual risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume. In our insurance business, we underwrite programs in which program underwriting managers are authorized to exercise underwriting authority on our behalf. While we provide underwriting guidelines and review underwriting results, there is no assurance that program underwriting managers will evaluate each of the risks within the program adequately or that the premium charged will be sufficient to compensate us for the underwriting risk insured by us.
     To the extent our loss reserves are insufficient to cover actual losses and loss adjustment expenses, we will have to adjust our loss reserves in future years and may incur charges to our earnings in the period in which such adjustment is made, which could adversely affect us.
Even if we accurately assess the risks we insure, the occurrence of severe catastrophic events or unforeseen losses may adversely affect us.
     We reinsure or insure on a direct basis property and casualty insurance with large aggregate exposures to the possibility of loss from natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. We expect that our loss experience generally will include infrequent events of great severity. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. The occurrence of losses from catastrophic events may adversely affect our ability to write new business, results of operations and financial condition. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses in recent years and we expect that those factors will increase the severity of catastrophe losses in the future. The occurrence of severe catastrophic events may adversely affect us.
We may require additional capital in the future, which may not be available on favorable terms or at all.
     Our future capital requirements will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. In addition, we may make strategic investments in some of our clients, including investments in Tower, or acquire or make investments in insurance or reinsurance companies. We anticipate that the funds necessary to make such investments may be raised through equity and/or debt financings. In addition, we may enter into an unsecured revolving credit facility and a term loan facility with one or more syndicates of lenders. We currently have no commitment from any lender with respect to a credit facility or a loan facility. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain additional capital, we will not be able to further grow our business and fully implement our business strategy, which would adversely affect us.

Even if we are able to raise capital through equity and/or debt financings, the terms of those financings may adversely affect the holdings or rights of our existing shareholders.
     Even if we are able to raise capital through equity and/or debt financings, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, the terms of any debt financings may require guarantees by CastlePoint Holdings or any of our subsidiaries.
Our failure to purchase or form additional U.S. licensed insurance companies or, to obtain and maintain required licenses and regulatory approvals could adversely affect us.
     In December 2006 we acquired CastlePoint Insurance Company, our U.S. insurance company that is licensed in the states of New York and New Jersey, and we intend to obtain additional licenses in other states, either by acquiring or forming other U.S. licensed insurance companies, or by having CastlePoint Insurance Company become more broadly licensed. Through these U.S. licensed insurance companies, we intend to write insurance on an admitted basis for risks in those U.S. jurisdictions where such companies are licensed, and may seek to become eligible to write on a non-admitted basis in those U.S. jurisdictions where such companies are not licensed. To acquire or form these U.S. licensed insurance companies or to broaden CastlePoint Insurance Company’s licensing to additional states, we generally will need the approval of insurance regulators in the respective states of domicile of such companies, and we may need the approval of insurance regulators in the states where such companies seek to be admitted or are admitted.
     Additionally, CastlePoint Re may seek to become eligible to write insurance on a non-admitted basis, as an eligible excess and surplus lines insurer, in certain states in the United States. A non-admitted insurer that is eligible to act as an excess and surplus lines insurer in a particular state is not licensed as an insurer in such state, but may write insurance business in such state under certain limited circumstances.
     Generally, to become eligible to write business on an excess and surplus lines basis in certain states in the United States, our subsidiaries will need the approval of insurance regulators in those states. To obtain such approvals, the subsidiaries generally will be required to file extensive applications, demonstrate financial stability and, in the case of CastlePoint Re, establish and maintain a funded trust account. The application process may take several months to complete in each jurisdiction
     We cannot assure you that we will obtain the necessary regulatory approvals to support these operations. Our failure to obtain such regulatory approvals could adversely affect us.
We are dependent on our key executives and may not be able to attract and retain key employees to fully implement our business strategy.
     Our success depends largely on the senior management of CastlePoint, which includes, among others, Michael H. Lee, the Chairman of the Board and Chief Executive Officer of

CastlePoint Holdings, Joel S. Weiner, the Chief Financial Officer and Senior Vice President of CastlePoint Holdings, CastlePoint Management and CastlePoint Insurance Company, Gregory T. Doyle, the President and director of each of CastlePoint Holdings, CastlePoint Management and CastlePoint Insurance Company, Richard M. Barrow, the Chief Accounting Officer and Senior Vice President of CastlePoint Holdings, CastlePoint Management and CastlePoint Insurance Company and Joseph P. Beitz, President and director of CastlePoint Re. We do not maintain key man life insurance coverage on the lives of these individuals.
     Since our management team and other personnel are now substantially in place, our ability to implement our business strategy will depend on their successful retention. Also, we will need additional personnel as we grow. The number of available, qualified personnel in the insurance and reinsurance industry to fill such additional positions may be limited. Our inability to attract and retain executives or the loss of the services of any of our senior executives or key employees, could delay or prevent us from fully implementing our business strategy and could adversely affect us.
We are currently dependent on our reinsurance business for a substantial portion of our revenues and profits and may not be able to maintain or increase this business.
     In 2007, we derived the majority of our income from our reinsurance business. We anticipate that revenues from our reinsurance business will continue to account for a significant portion of our total revenues and total income, particularly if we do not quickly acquire an additional insurance company broadly licensed in the United States or expand CastlePoint Insurance Company’s licensing to additional states, in order to conduct our insurance and insurance risk-sharing businesses. Because our revenue will remain concentrated in this segment, any losses in this segment or any down turn in the reinsurance industry generally would adversely affect us.
A significant amount of our invested assets is subject to changes in interest rates and market volatility, both generally and specifically in the insurance and reinsurance industries.
     We invested substantially all of the proceeds we received from our initial public offering and from our trust preferred offerings in fixed income securities in accordance with our investment guidelines. In addition, we invest a portion of the premiums we receive from our reinsurance and insurance underwriting activities in fixed income securities, short-term U.S. Treasury bills, cash and money market equivalents and, to a lesser extent, equity securities. The fair market value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. Because we classify substantially all of our invested assets as available for sale, we expect changes in the market value of our securities are generally reflected in our shareholders’ equity. We may invest in limited partnerships and, pursuant to the equity method of accounting, record investment income and realized and unrealized gains and losses as a component of net investment income. We expect our investment portfolio will always include a significant amount of interest rate-sensitive instruments, such as bonds. Interest rates are highly sensitive to many factors beyond our control. Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. If interest rates decline, reinvested funds will earn less than expected.
     Our investment results may also be adversely affected by changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in government monetary policies, and general economic and overall market conditions. Furthermore, general economic conditions and overall market conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.
     Additionally, the insurance and reinsurance industry historically has been cyclical and characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either due to capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates and additional competition for business and could significantly affect our profitability.
Our business could be adversely affected by Bermuda employment restrictions.
     While CastlePoint Holdings and CastlePoint Re take appropriate measures to attempt to hire qualified Bermudians to work for us, to date all of our key employees have been non-Bermudians. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of Permanent Residents’ Certificates and holders of Working Residents’ Certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of Permanent Residents’ Certificates and holder of Working Residents’ Certificates) is available who meets the minimum standard requirements for the advertised position. The Bermuda government’s policy limits the duration of work permits to six years, with certain exemptions for key employees. Permanent work permits typically are issued for a term of three years, and temporary work permits are issued for a term of three months and are renewable for an additional three months. All of our current employees in Bermuda including all of our senior management who are required to obtain a work permit have received permanent work permits. However, the work permit of one employee, not a member of senior management, expires in October 2008 and may not be able to be renewed. If this should occur, we believe we will be able to hire a qualified employee to replace this individual. We may not be able to use the services of one or more of our key employees if we are not able to obtain or renew work permits for them, which could adversely affect us.
Our business is dependent upon reinsurance brokers and program underwriting managers and the failure to develop or maintain these relationships could adversely affect us.
     We market our reinsurance products primarily through reinsurance brokers and our insurance products primarily through program underwriting managers. We expect that the number of reinsurance brokers with which we do business will increase over time. Since there are relatively few reinsurance brokers, however, we expect that we will derive a significant portion of our reinsurance business from up to twelve such firms. While we generally rely on the industry relationships and relationships with a number of brokers and program underwriting managers that our senior management team has developed, our failure to further develop or maintain relationships with brokers and program underwriting managers from whom we expect to receive our business could adversely affect us.
Our reliance on brokers and program underwriting managers subjects us to their credit risk.
     In accordance with industry practice, we frequently pay and anticipate that we will continue to frequently pay amounts owed on claims under our insurance or reinsurance contracts to brokers and program underwriting managers, and these brokers and program underwriting managers in turn are required to pay and will pay these amounts over to the clients that have purchased insurance or reinsurance from us. If a broker or a program underwriting managers fails to make such a payment, it is likely that we will be liable to the client for the deficiency under local laws or contractual obligations, notwithstanding the broker or program underwriting manager’s obligation to make such payment. Likewise, when the client pays premiums for these policies to brokers or program underwriting managers for payment over to us, these premiums are considered to have been paid and, in most cases, the client is no longer liable to us for those amounts, whether or not we actually receive the premiums from the brokers or program underwriting managers. Consequently, with respect to most of our insurance and reinsurance business, we assume a degree of credit risk associated with brokers and program underwriting managers with whom we work.
We compete with a large number of companies in the insurance and reinsurance industry for underwriting revenues.
     We compete with major U.S. and non-U.S. insurers and reinsurers, including several Bermuda-based insurers, that offer the lines of insurance and reinsurance that we offer, target the same markets as we do and utilize similar business strategies. There are many insurance companies and reinsurance companies throughout the world, and new reinsurance companies, based in Bermuda or elsewhere, may be formed at any time. In addition, we face competition from specialty insurance companies, program underwriting managers and intermediaries, as well as diversified financial services companies. We believe that business conditions became more competitive in 2007 and are likely to remain so in 2008. Since we have a limited operating history, many of our competitors have greater name and brand recognition than we have. Many of them also have substantially more capital and greater marketing and management resources than we have, and may offer a broader range of products and more competitive pricing than we are able to, or will be able to, offer. Since we recently commenced operations, we may not be able to compete successfully on many of these bases. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.
     Competition may also prevent us from expanding our reinsurance, programs, or risk-sharing business beyond our agreements with Tower and those clients that we have already attracted. Also, clients other than Tower with whom we are currently conducting business may in the future reduce the amount of business they conduct with us. Any of these circumstances would increase our dependence on Tower and could adversely affect us.
     Additionally, the insurance and reinsurance industry is undergoing a process of consolidation as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market power through merger and acquisition activities. We believe that the larger entities resulting from these mergers and acquisition activities may seek to use the benefits of consolidation, including improved efficiencies and economies of scale, to, among other things, implement price reductions for their products and services to increase their market shares. If competitive pressures compel us to reduce our prices, our operating margins will decrease. As the insurance and reinsurance industry consolidates, competition may become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, which could reduce our operating margins and adversely affect us.
Our competitive position may be adversely affected by new, proposed or potential legislative or industry developments or other developments that affect the markets we serve.
     A number of new, proposed or potential legislative developments could further increase competition in our industry. These developments include:
•	Programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other “alternative markets” types of coverage (for example, the state of Florida has created a state-owned insurer to provide homeowners insurance, which may offer coverage at lower rates than private insurers and may result in lower demand for quota share and property catastrophe reinsurance).
•	The introduction of federal legislation that, if enacted in its current form, would allow insurers to elect federal, as opposed to state, regulation. If enacted, this could increase competition by allowing insurers that are not licensed in particular states to transact insurance in such states if they become federally licensed.
•	The introduction of federal legislation that, if enacted in its current form, would preclude states from prohibiting excess or surplus lines brokers from placing non-admitted insurance with, or procuring non-admitted insurance from, alien insurers that are included on the NAIC list. Such legislation would also impose uniform standards for insurers domiciled in the United States to seek to become excess and surplus lines eligible in each state. If enacted, this could increase competition by allowing certain insurers to act, or to seek to act, as eligible excess and surplus lines insurers in states where they would not otherwise be permitted or qualified to do so.
•	Potential federal legislation that could reduce or eliminate tax advantages in the United States for companies based in and conducting their operations out of Bermuda that reinsure business from the United States.

     The insurance industry has attracted increased scrutiny by regulatory and law enforcement authorities, as well as class action attorneys and the general public, relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. Formal and informal inquiries have been made of a large segment of the industry, and a number of companies in the insurance industry have received or may receive subpoenas, requests for information from regulatory agencies or other inquiries relating to these and similar matters. These efforts have resulted in both enforcement actions and proposals for new regulation. It is difficult to predict the outcome of this increased regulatory scrutiny and whether it will expand into other areas not yet contemplated, whether activities and practices currently thought to be lawful will be characterized as unlawful, what form new regulations will have when finally adopted and the impact, if any, of increased regulatory and law enforcement action and litigation on our business and financial condition.
     As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect us by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. The effects of this and other unforeseen emerging claim and coverage issues are extremely hard to predict and could adversely affect us.
We may face substantial exposure to losses from terrorism. Our U.S. insurance companies are required by law to offer coverage against such losses and the protection afforded by federal legislation has been reduced.
     The location and concentration of business written in New York City and adjacent areas by Tower may expose us to losses from terrorism. U.S. insurers are required by state and Federal law to offer coverage for terrorism in certain commercial lines. The terrorism risk insured by (1) our U.S. licensed insurance companies, and (2) the small insurance companies with whom we share risk, could adversely affect us. Pursuant to the reinsurance agreements that CastlePoint Re entered into with Tower’s insurance companies and others, CastlePoint Re is required to reinsure a portion of each ceding insurer’s losses resulting from terrorism. Although CastlePoint Re may seek to retrocede some or all of this terrorism risk to unaffiliated reinsurers, it may be unable to do so on terms that it considers favorable, or at all.
The reinsurance and retrocessional coverage that we use to limit our exposure to risks may not ultimately provide the protection we sought, and credit and other risks associated with our reinsurance arrangements may result in losses which could adversely affect us.
     We provide reinsurance and insurance to our clients and in turn retrocede coverage we assume to other insurers and reinsurers, some of whom may be relatively small agency-owned, association-owned or otherwise privately owned insurers or reinsurers. Some of these insurers or reinsurers to whom we retrocede coverage may be domiciled in Bermuda or other non-U.S.

locations. We are subject to credit and other risks that depend upon the financial strength of these reinsurers because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect us.
Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.
     CastlePoint Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries.
     Dividends and other permitted distributions from our operating subsidiaries are our sole source of funds to pay dividends to our shareholders and meet ongoing cash requirements, including debt service payments and other expenses. Bermuda law and regulations, including but not limited to Bermuda insurance regulations, restrict the declaration and payment of dividends and the making of distributions by CastlePoint Re, unless specific regulatory requirements are met. In addition, CastlePoint Insurance Company is, and any other U.S. licensed insurance companies that we may acquire or form will be, subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Furthermore, any dividends paid by CastlePoint Insurance Company or such other U.S. licensed insurance companies is subject to a 30% withholding tax. Therefore, any dividends or other permitted distributions we expect to receive will likely be paid or otherwise made by CastlePoint Re, which is subject to Bermuda regulatory restrictions and any applicable contractual restrictions on any such payments. If we cannot receive dividends or other permitted distributions from CastlePoint Re as a result of such restrictions, we will be unable to pay dividends as currently contemplated by our board of directors. The inability of our operating subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could adversely affect us.
     CastlePoint Holdings is subject to Bermuda regulatory constraints that affect our ability to pay dividends on our shares and make other payments. Under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. For a discussion of the legal and regulatory limitations on our existing and future subsidiaries’ ability to pay dividends to CastlePoint Holdings and of CastlePoint Holdings to pay dividends to its shareholders, see “Item 7: Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity —Restrictions on Dividend Payments from our Operating Subsidiaries.”
We have recently become subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.
     Following our initial public offering in March 2007, we became subject to new financial and other reporting and corporate governance requirements, including the requirements of the

Nasdaq Global Market and certain provisions of the Sarbanes-Oxley Act of 2002 and related regulations, which impose significant compliance obligations upon us. To comply with these additional requirements, we have been required to:
•	supplement our internal accounting function, including hiring staff with expertise in accounting and financial reporting for a public company, as well as implement appropriate and sufficient accounting and reporting systems, and enhance and formalize closing procedures at the end of our accounting periods;
•	prepare and distribute periodic public reports as required by the U.S. federal securities laws;
•	involve and retain to a greater degree outside counsel and accountants in the activities listed above; and
•	enhance our investor relations function.
     These obligations require a significant commitment of additional resources. We may not be successful in implementing these requirements, and failure to implement them could adversely affect us. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis would be impaired.
Provisions in our bye-laws may reduce or increase the voting rights of our shares.
     Our bye-laws generally provide that shareholders have one vote for each share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders except that, pursuant to a mechanism specified in our bye-laws, the voting rights exercisable by a shareholder are limited so that certain persons or groups are not deemed to hold more than 9.5% of the total voting power conferred by our shares. Our bye-laws provide generally that any shareholder owning, directly, indirectly or, in the case of any U.S. person, by attribution, more than 9.5% of our common shares will have the voting rights attached to such common shares reduced so that it may not exercise more than 9.5% of the total voting rights. Any reduction in votes will generally be reallocated proportionately among members of the shareholder’s control group or related group, as the case may be. The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other of our shareholders who were not members of these groups so long as such reallocation does not cause any other person to hold more than 9.5% of the total voting power of our shares.
     As a result of any reduction in the votes of a shareholder, other shareholders’ voting power might increase above 5% of the aggregate voting power of the outstanding shares, which may result in a shareholder becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act.
     We also have the authority to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated pursuant to our bye-

laws. If a shareholder fails to respond to a request for information from us or submits incomplete or inaccurate information (after a reasonable cure period) in response to a request, we, in our reasonable discretion, may reduce or eliminate the shareholder’s voting rights.
Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors or acquire us, which could diminish the value of our common shares.
     Pursuant to our bye-laws, election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year and the total voting power of any shareholder owning more than 9.5% of our common shares is limited to 9.5% of the total voting power of our common shares. These bye-laws provisions may, or may be seen to, entrench our directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging changes in management and takeover attempts in the future.
     Additionally, provisions of our organizational documents may discourage, delay or prevent a merger, amalgamation, tender offer or other change of control that holders of our shares may consider favorable. These provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect various corporate actions. These provisions could adversely affect the price of, and the voting and other rights of the holders of, our securities.
We are a Bermuda company and it may be more difficult for our shareholders to protect their interests or to enforce judgments against us or our directors and executive officers than if we were a U.S. corporation.
     We are incorporated under the laws of Bermuda and our business is based in Bermuda. The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, U.S. persons who own our shares may have more difficulty protecting their interests than U.S. persons who own shares of a U.S. corporation.
     In addition, some of our directors and officers may reside outside the United States, and all or a substantial portion of our assets will be and the assets of these persons are, and will continue to be, located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on any judgments of U.S. courts, including any judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have the force of law in Bermuda.

We may require our shareholders to sell their shares of CastlePoint Holdings to us.
     Our bye-laws provide that we have the option, but not the obligation, to require a shareholder to sell his, her or its shares at a purchase price equal to their fair market value to us, to other shareholders or to third parties if we determine, based on the written advice of legal counsel, that failure to exercise this option would result in adverse tax, regulatory or legal consequences to us or to some U.S. persons as to which the shares held by such shareholder constitute controlled shares. In the latter case, our right to require a shareholder to sell his, her or its shares to us will be limited to the purchase of a number of shares that will permit avoidance of those adverse tax consequences.
Each of CastlePoint Re and CastlePoint Insurance Company has received a rating of “A-” (Excellent) from A.M. Best. Our inability to maintain such ratings or obtain the same rating for any additional primary insurance subsidiaries that we may acquire or a future downgrade in our ratings would adversely affect our competitive position with customers, our standing among brokers, program underwriting managers and insurance company clients and would adversely affect us.
     Competition in the types of insurance business that we intend to underwrite and reinsure is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. Insurance ratings are used by customers, reinsurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers. In addition, the rating of a company seeking reinsurance, also known as a ceding company, may be adversely affected by the lack of a rating of its reinsurer. Therefore, the lack of a satisfactory rating may dissuade a ceding company from reinsuring with us or may influence a ceding company to reinsure with a competitor of ours.
     In June 2007, A.M. Best placed the ratings of CastlePoint Re, CastlePoint Insurance Company and CastlePoint Holdings under review with negative implications; however, those existing ratings of “A-” (Excellent) were affirmed by A.M. Best in July 2007. There is no assurance that we will be able to maintain our ratings, or that any additional U.S. licensed insurance companies that we may acquire will receive such rating.
     A.M. Best stated that it will closely monitor the flow of business to CastlePoint Re and CastlePoint Insurance Company from Tower, as well as CastlePoint Re’s and CastlePoint Insurance Company’s capital flows to ensure there are no material deviations from projections utilized by A.M. Best to establish the ratings of CastlePoint Re and CastlePoint Insurance Company. A.M. Best also stated that it believes that both CastlePoint Re’s and CastlePoint Insurance Company’s results could be impacted by Tower’s plans for growth and acquisitions, and Tower’s exposure to catastrophes due to its concentration of business in New York City.
     The ratings of CastlePoint’s reinsurance and insurance subsidiaries are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. A.M. Best formally evaluates its Financial Strength ratings at least once every twelve months and monitors the performance of rated companies throughout the year. The maintenance of the assigned ratings depends upon CastlePoint Re and CastlePoint Insurance Company operating in a manner consistent with the business plan presented to A.M. Best. Even if any additional insurance subsidiaries we may acquire or form receive a desired rating, if A.M. Best subsequently downgrades their ratings, or the current ratings of CastlePoint Re and CastlePoint Insurance Company fall below “A-”, the competitive position of our reinsurance and insurance subsidiaries would suffer, and their ability to market their products, to obtain customers and to compete in the reinsurance and insurance industries would be adversely affected. A subsequent downgrade, therefore, could result in a substantial loss of business as our insurance company and reinsurance company clients and program business managers may move to other insurers with higher claims paying and financial strength ratings. Such a downgrade also would have a negative impact on our ability to obtain or service and manage existing debt.
Our internal audit and reporting systems might not be effective in the future, which could increase the risk that we would become subject to regulatory action or litigation or other developments that could adversely affect us.
     Our ability to comply with applicable laws, rules and regulations is largely dependent on our establishment and maintenance of internal audit and reporting systems, as well as on our ability to attract and retain qualified management, and accounting and actuarial personnel to further develop our internal accounting function and control policies. If we fail to effectively establish and maintain such reporting and accounting systems or fail to attract and retain personnel who are capable of designing and operating such systems, these failures will increase the likelihood that we will become subject to legal and regulatory infractions, including civil litigation and investigations by regulatory agencies including the SEC.
Risks Related to Taxation
CastlePoint Holdings or CastlePoint Bermuda Holdings may be deemed to be engaged in a U.S. trade or business, or CastlePoint Re may be considered to be doing business through a permanent establishment in the United States.
     We intend that neither CastlePoint Holdings nor CastlePoint Bermuda Holdings “engage in a trade or business” within the United States and that CastlePoint Re does not have a permanent establishment in the United States (as those terms are defined for tax purposes) and, as a result, we expect that none of these companies is subject to U.S. tax (other than U.S. excise tax on premium income for insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S.-source investment income). Because there is uncertainty as to what activities constitute being engaged in a trade or business within the United States or having a permanent establishment in the United States, and because a significant portion of CastlePoint Re’s business has been, and is expected to continue to be, reinsurance of Tower, whose Chairman of the Board, President and Chief Executive Officer is also the Chairman of the Board and Chief Executive Officer of CastlePoint Holdings, we cannot be certain that the Internal Revenue Service (the “IRS”) will not be able to successfully contend that CastlePoint Holdings or CastlePoint Bermuda Holdings is engaged in a trade or business in the United States or that CastlePoint Re has a permanent establishment in the United States. In the event that CastlePoint Holdings or CastlePoint Bermuda Holdings were engaged in a business within the United States, that company would be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business; if CastlePoint Re were to have a permanent establishment in the United States, CastlePoint Re would be subject to U.S. income and branch profits tax on the portion of its income attributable to that permanent establishment. Any such adverse tax results would adversely affect us.
We may become subject to taxes in Bermuda after March 28, 2016.
     The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of CastlePoint Holdings, CastlePoint Re and CastlePoint Bermuda Holdings an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to CastlePoint Holdings, CastlePoint Re, CastlePoint Bermuda Holdings or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. In the event that we become subject to any Bermuda tax after such date, it would have a material adverse effect on our financial condition and results of operations.
U.S. persons who hold shares could be subject to adverse tax consequences if we are considered a “passive foreign investment company,” or PFIC, for U. S. federal income tax purposes.
     In general, a foreign corporation will be a PFIC during a given year if (1) 75% or more of its gross income constitutes “passive income” or (2) 50% or more of its assets are held for the production of passive income. For these purposes, passive income generally includes interest, dividends, annuities and other investment income. The PFIC provisions contain an exception for income derived in the active conduct of an insurance business by a corporation that is predominantly engaged in the insurance business. We do not intend to conduct our activities in a manner that would cause us to become a PFIC. However, there are currently no regulations regarding the application of the PFIC provisions to an insurance company and it is possible that we could be held to be a PFIC for 2006, 2007 or any future year. If we were held to be a PFIC, it could have material adverse tax consequences for a shareholder that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the shareholder to tax on amounts in advance of when tax would otherwise be imposed.
It might be held that transactions between Tower and CastlePoint Re do not constitute insurance, due to the proportion of CastlePoint Re’s premiums provided by Tower.
     The IRS, in Revenue Ruling 2005-40, took the position that a transaction between an insurer and an insured did not provide risk distribution, and thus was not insurance for U.S. federal income tax purposes, when the insured provided over 90% of the insurer’s premiums for the year. The IRS has never taken this position with respect to quota share reinsurance transactions in which the ceding company cedes a significant number of unrelated risks to the reinsurer, even if the ceding company provides substantially all of the reinsurer’s business. Nevertheless, if the IRS successfully advocated such a position, and transactions between Tower and CastlePoint Re and/or the other U.S. licensed insurance companies we intend to acquire were not considered insurance, CastlePoint could be considered a PFIC. As noted above, if CastlePoint were considered a PFIC it could have material adverse tax consequences for an investor that is subject to U.S. tax.
U.S. persons who hold shares may be subject to U.S. income taxation on their pro rata share of our “related person insurance income,” or RPII.
     If (1) CastlePoint Re’s gross RPII were to equal or exceed 20% of that company’s gross insurance income in any taxable year, or (2) direct or indirect insureds (and persons related to such insureds) were to own (or be treated as owning, directly or constructively) 20% or more of the voting power or value of our shares, and (3) U.S. persons were to own (directly or constructively) 25% or more of the stock of the voting power or value of our shares, then a U.S. person who owns our shares directly or indirectly through foreign entities on December 31 of a year would be taxable on the shareholder’s pro rata share of CastlePoint Re’s RPII for the U.S. person’s taxable year that includes that date determined as if such RPII were distributed proportionately to shareholders at that date, regardless of whether such income is actually distributed. The amount of RPII earned by CastlePoint Re (generally, premium and related investment income from direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of ours or any person related to such shareholder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by CastlePoint Re. We do not expect that ownership of our shares by direct or indirect insureds and related persons will equal or exceed 20% of the voting power or value of the shares. Because we expect U.S. persons to own in the aggregate 25% or more of the stock of CastlePoint Re by vote and value and our gross RPII to exceed 20% of our gross insurance income, only the exception for less than 20% ownership by direct and indirect insureds and their related persons, described above, is potentially available to CastlePoint Re. We have requested information from insureds to attempt to ensure that the 20% ownership exception is met, and we intend to continue to do so. Tower, which owns approximately 6.7% of our outstanding common shares as a result of its $15.0 million investment in us, will be an insured, and we will not always be able to tell who all of our shareholders or direct or indirect insureds are. Accordingly, it is possible that the IRS will assert that 20% or more of the vote or value of our shares is owned by insureds of CastlePoint Re or their related persons, and that we will be unable to prove otherwise.
     The RPII rules provide that if a shareholder that is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation’s gross insurance income or the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with reporting requirements, regardless of the amount of shares owned by the shareholder. We believe that these rules should not apply to dispositions of our shares because CastlePoint will not itself be directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. However, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares.
Changes in U.S. federal income tax law could adversely affect an investment in our shares.
     The U.S. federal income tax laws and interpretations, including those regarding whether a company is engaged in a trade or business within the United States or is doing business through a permanent establishment in the United States, or whether a company is a PFIC or whether U.S. persons would be required to include in their gross income the subpart F income or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying these or other U.S. tax rules may be issued in the future.
     Changes in U.S. federal income tax rates or Federal Excise Taxes (FET) also could impact the costs and the relative competitiveness for our products and services which could impact our business.
     We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such regulations or guidance will have a retroactive effect.
Item 1B. Unresolved Staff Comments.
Not Applicable.
Item 2. Properties.
     We lease and/or sublease office space in (i) Hamilton, Bermuda, (ii) New York, New York and (iii) Lisle, Illinois. CastlePoint Re subleases premises in Hamilton, Bermuda, used for the operations of our reinsurance segment. CastlePoint also leased three residential premises (on behalf of certain of its employees located in Bermuda) on varying terms. CastlePoint Management and CastlePoint Insurance Company currently sublease office space in New York, New York from Tower Insurance Company of New York, at its cost, pursuant to an arrangement covered by the service and expense sharing agreement between these parties. This space is used for the operations of our insurance and insurance services segments. CastlePoint Management currently leases office space in Lisle, Illinois which is used for the operations of our insurance services segment.
Item 3. Legal Proceedings.
     We are not a party to any pending material litigation and are not currently aware of any pending or threatened material litigation, other than ordinary routine litigation incurred in our business as a reinsurer. We may become involved in various claims and legal proceedings in the normal course of business, as a reinsurer or insurer.
Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
(a) Market Price of our Common Shares and Related Shareholder Matters
     CastlePoint Holding’s common shares started trading on March 23, 2007 on the Nasdaq Global Market under the symbol “CPHL.” On December 31, 2007, the closing price of our common shares on the Nasdaq Global Market was $12.00 per common share. The table below sets forth the reported high and low sales prices for our common shares, as reported on the Nasdaq Global Market for the periods indicated.

2007	High	Low
March 23, 2007 through March 31, 2007	$16.73	$15.52
Second Quarter	$16.56	$14.29
Third Quarter	$15.00	$10.33
Fourth Quarter	$13.50	$10.84
     Future prices of our common shares will likely vary from the sale price per share set forth above, and such price may not be indicative of the prices at which our common shares will be traded on the Nasdaq Global Market.
     For a discussion of our dividend payments to shareholders to date, see “Dividend Policy,” and for a description of the legal and regulatory limitations on our existing and future subsidiaries’ ability to pay dividends to CastlePoint Holdings and of CastlePoint Holdings to pay dividends to its shareholders, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Restrictions on Dividend Payments from our Operating Subsidiaries.”
Holders of Our Shares
     As of March 14, 2008 we had 38,289,430 common shares issued and outstanding, which were held by two holders of record, Cede & Co. and Tower. Cede & Co. holds shares on behalf of The Depository Trust Company, which itself held shares on behalf of in excess of 1,250 beneficial owners of our common shares, as of March 14, 2008.
Dividend Policy
     We have historically paid an annual cash dividend of $0.10 per common share to our shareholders of record, payable on a quarterly basis. Any future determination to pay dividends is at the discretion of our board of directors and is dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Bermuda and U.S. state legal and regulatory constraints. We expect that our dividend policy commencing as of the second quarter of 2008 will be $0.20 per common share payable on a quarterly basis.
     CastlePoint Holdings is a holding company and has no direct operations. The ability of CastlePoint Holdings to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to CastlePoint Holdings, which is subject to regulatory, contractual, rating agencies and other constraints. Under Bermuda law, CastlePoint Bermuda Holdings and CastlePoint Re may not declare or pay a dividend if there are reasonable grounds for believing that either company is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of either company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, CastlePoint Re, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or other distributions. Under the terms of the reinsurance agreements between CastlePoint Re and Tower’s insurance companies, CastlePoint Re is required to provide security to Tower’s insurance companies to support reinsurance recoverables owed to these reinsureds. We may also be required by other clients to provide similar security as part of our reinsurance business. In addition, CastlePoint Insurance Company is, and any U.S. licensed insurance companies that we may acquire or form will be, subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Furthermore, any dividends paid by CastlePoint Insurance Company and such other U.S. licensed insurance companies we may acquire will be subject to a 30% withholding tax. For a further description of the restrictions on the ability of our subsidiaries to pay dividends, see “Item 1A: Risk Factors—Risks Related to Our Business—Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.”
Equity Compensation Plans
     The following table provides information concerning the CastlePoint Holdings’ equity compensation plans as of December 31, 2007:

		(share amounts in
		thousands)
	Number of
	securities to be		Number of
	issued upon	Weighted-average	securities remaining
	exercise of	exercise price of	available for future
	outstanding	outstanding	issuance under
	options, warrants	options, warrants	equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans approved by security holders (1)	1,666,347	$11.57	1,074,674
Equity compensation plans not approved by security holders	0	$0	0
Total	1,666,347	$11.57	1,074,674

(1)	The following equity compensation plan was approved by our shareholders: the 2006 Long-Term Equity Compensation Plan, as amended.
(b) See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” for a discussion of the use of proceeds from our initial public offering, which became effective March 22, 2007 (file number 333-139939).

(c) Not applicable.
Item 6. Selected Financial Data
     The following table sets forth our selected historical consolidated financial information as of and for the period ended December 31, 2005, and the years ended December 31, 2006 and December 31, 2007. The historical results are not necessarily indicative of results to be expected in any future period. This financial information is derived from our consolidated financial statements included elsewhere in this report. You should read the following selected historical financial information in conjunction with the information contained in this report, including “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. Many factors may cause our future results to differ materially from the financial information and results presented below, including those factors discussed in “Item 1A: Risk Factors.”

CastlePoint Holdings, Ltd.
Consolidated Statement of Income and Comprehensive Income
($ in thousands except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues
Gross premiums written	$395,800	$165,151	$—
Ceded premiums written	19,575	—	—

Net premiums written	$376,225	$165,151	$—

Net premiums earned	$248,364	$78,970	$—
Insurance service revenue	7,453	2,334	—
Net investment income	29,506	11,184	—
Net realized (loss) gain on investment	(8,236)	35	—

Total Revenues	277,087	92,523	—
Expenses
Loss and loss adjustment expenses	131,335	40,958	—
Commission and other acquisition expenses	91,602	29,405	—
Other operating expenses	17,851	12,153	36
Interest expense	9,416	557	—

Total Expenses	250,204	83,073	36

Income (loss) before income taxes	26,883	9,450	(36)
Income tax benefit	5,857	1,093	—

Net Income (loss)	$32,740	$10,543	$(36)

Net Income (loss) available to common shareholders	$32,740	$10,543	$(36)

Per Share Data:
Basic earnings per share	0.90	0.47	NM
Diluted earnings per share	0.89	0.47	NM
Basic weighted average shares outstanding	36,313	22,336	—
Diluted weighted average shares outstanding	36,635	22,336	—
Shares outstanding at end of period	38,289	29,580

Selected insurance ratios
Net loss ratio (1)	52.9%	51.9%	0.0%
Net expense ratio (2)	36.0%	36.2%	0.0%

Net combined ratio (3)	88.9%	88.1%	0.0%

Summary Balance Sheet Data
Total investments and cash and cash equivalents	693,531	425,147	—
Reinsurance and program receivable	134,680	46,225	—
Deferred acquisition costs	73,073	30,363	—
Total assets	926,743	511,342	648

Loss and loss adjustment expense reserves	121,426	34,191	—
Unearned Premium	214,043	86,181	—
Long-Term Debt	134,022	103,094	—
Total Shareholders’ equity	421,806	279,713	(36)

Per Share Data
Book value per share (4)	$11.02	$9.46	$—
Dividends declared by share	$0.100	$0.075	$—

Note:	NM — Not meaningful.

(1)	The net loss ratio is calculated by dividing loss and loss adjustment expenses by net premiums earned.

(2)	The net expense ratio is calculated by dividing net underwriting expenses (consisting of commission expense and operating expense) by net premiums earned.

(3)	The net combined ratio is the sum of the net loss ratio and the net expense ratio.

(4)	Book value per common share is calculated based on total shareholders’ equity divided by the number of common shares outstanding at the end of the period.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We provide a broad range of products and services to the insurance industry. See “Item 1: Business.” We offer our products through our operating subsidiaries domiciled in Bermuda and in the United States. We offer our reinsurance products and insurance risk-sharing products to Tower and its subsidiaries as well as to other small insurance companies located in the United States with surplus of less than $100 million. We also conduct business with other insurance companies that are seeking to efficiently manage their capital as well as limit their concentration of risk in certain geographic areas through our insurance risk-sharing and quota share reinsurance solutions. In addition, we offer our insurance and unbundled insurance company services to program underwriting managers located in the United States. In order to form a close and continuing relationship with our clients or to enable clients to expand their business and therefore the amount of business they do with us, we may on occasion, make strategic investments in some of our clients, including Tower. See “Item a: Business—Strategic Investments, Including Investment in Tower.” We do not currently hold such investments.
     2007 completes our first full year of operations. We have in place a knowledgeable and experienced senior management team and we continue to build our internal information systems. In 2007, we wrote 1) reinsurance business, both from Tower and third parties, in CastlePoint Re, 2) brokerage business managed by Tower in CastlePoint Insurance and 3) traditional and specialty program business through CastlePoint Management using both Tower and CastlePoint Insurance policies. CastlePoint Management earns fee revenues from Tower on the program business it manages.
     The following chart lists key financial highlights for 2007:
Key Operating Highlights: ($ millions, except Operating EPS)

Net premiums written (NPW)	$376.2
Net premiums earned (NPE)	$248.4
% NPE to NPW	66%
Premiums written from Tower	75%
Premiums written from others	25%
Operating net income	$41.6	(1)
Operating Return on Average Equity	10.9	%(1)
Operating EPS — Diluted	$1.14	(1)
Consolidated combined ratio	93.9	%(1)

(1)	see Measurement of Results for definition of non-GAAP measures and reconciliation to GAAP
     At December 31, 2007 our total investments and cash and cash equivalents are comprised primarily of fixed maturities (70%), equity securities (6%) and cash (22%) and an $8.5 million investment in a limited partnership investing primarily in AAA rated municipal bonds. The overall rating of our cash and fixed maturity portfolio is AA and the duration is 2.24 years. As of the filing date of this report, we sold an investment in a fund (classified in “Equity securities”) that had subprime exposure and we sold 3 individual asset backed securities that were backed by subprime home equity loans. We currently do not have subprime or alternative A exposure in our portfolio. The average credit rating of all mortgages held is AAA. We have the ability and intent to hold all fixed maturities, including mortgages until maturity, if necessary. Given the current state of the investment marketplace, we have provided substantial information regarding our portfolio in this section of the report.
     Tower. In April 2006 we entered into a master agreement, certain reinsurance agreements, a program management agreement and a service and expense sharing agreement with Tower and/or its subsidiaries. We and Tower have subsequently modified certain of these arrangements. Our relationship with Tower and its subsidiaries, including the master agreement and other agreements we entered into with such companies, is described under “Item 1: Business—Description of Our Business Relationships with Tower.”
     All of our agreements with Tower, including the alternative insurance risk-sharing agreements, are generally subject to review, approval and requests for modification by the New York State Insurance Department and may be subject to review by the insurance departments of the other domiciliary states of Tower’s domestic insurance companies. All of our agreements with Tower are also subject to the review and approval of the domiciliary states of the U.S. licensed insurance companies we own, to the extent such companies participate in these agreements.
     Our revenues and underwriting results are impacted by Tower’s growth and loss ratios. We believe that Tower’s ability to grow its direct premiums written through its existing brokerage distribution network, to expand its brokerage distribution to new territories and to make acquisitions, such as Tower’s acquisition of Preserver in April 2007, will affect the magnitude and profitability of the business that will be subject to the arrangements with CastlePoint Insurance Company and that will be ceded to CastlePoint Re. Although we are a new Company, our relationship with Tower provides us with a steady, predictable flow of profitable and seasoned business.
      Other Customers. We also underwrite reinsurance contracts with primary insurance companies other than Tower, insurance policies written under insurance risk-sharing agreements with insurance companies other than Tower, and premiums produced by program underwriting managers. We originated substantial third party business in 2007 (approximating 25% of managed premiums) that will be reflected in revenues in 2008, and expect to maintain or exceed 30% in 2008.
     Our Business Segments. We report our business in three segments: insurance, reinsurance and insurance services. The insurance segment includes all of the results of CastlePoint Insurance Company and the results from CastlePoint Re for excess and surplus lines written on a primary basis. The reinsurance segment includes the results from the reinsurance business written through CastlePoint Re. Our insurance services segment includes the results from managing the specialty program business and insurance risk-sharing business through CastlePoint Management, as well as results from providing our unbundled insurance services to program underwriting managers.

Results of Operations
Critical Accounting Estimates
     Our consolidated financial statements and the related disclosures included in this report have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Our consolidated financial statements contain certain amounts that are inherently subjective and require management to make assumptions and estimates to determine the reported values. If factors, including those described in “Item 1A: Risk Factors” in this report, cause actual events or results to differ materially from management’s underlying assumptions or estimates, actual results may differ, perhaps substantially, from the estimates.
     Estimates are made primarily for unreported written premiums and losses. Differences between estimated and actual unreported written premiums generally do not have a material impact on our financial results, because the unreported written premiums are usually estimated for only the most recent month(s), and the amount of written premiums for the most recent month that is earned as of the end of a given calendar quarter is approximately 1/24 of the written premiums for that month. However, these differences in the estimation of unreported and unpaid losses can have a material impact on our financial results, since the loss reserves accumulate for many years until all losses are paid.
     The critical accounting policies and estimates set forth below involve, among others, the reporting of premiums written and earned, reserves for losses and loss adjustment expenses (including reserves for losses that have occurred but had not been reported or paid by the financial statement date), the reporting of deferred acquisition costs and the recording of other-than-temporarily impaired investments.
     Premiums. Premiums on insurance and reinsurance policies issued by our operating subsidiaries are usually considered short-duration contracts. Accordingly, premium revenue, including direct writings and reinsurance assumed, net of premiums ceded to reinsurers, is recognized as earned in proportion to the amount of insurance protection provided on a pro-rata basis over the terms of the underlying policies with the unearned portion being reported as unearned premium. Prepaid reinsurance premiums represent the unexpired portion of reinsurance premiums ceded.
     Premiums written on assumed reinsurance (generally quota share reinsurance) are expected to be written primarily on a “policies attaching” basis and cover losses which attach to the underlying insurance policies written during the terms of the contracts. Premiums earned on a “policies attaching” basis usually extend beyond the calendar year in which the reinsurance contract is written, typically resulting in recognition of premiums earned over a 24 month period; this is because most policies have a term of 12 months, and policies written with an effective date in December, for instance, are not fully earned until December of the following year. We may also assume premiums on contracts and policies written on a losses occurring basis, generally on catastrophe treaties, which cover losses that occur during the term of the contract or policy, typically 12 months, and the premium is earned evenly over the term.
     Assumed premiums written and ceded may include estimates based on information received from brokers and ceding companies, and any subsequent differences arising on such estimates are recorded in the periods in which they are determined. Our management estimates premiums on our excess of loss reinsurance contracts when the business is underwritten. For such contracts, the deposit premium, as defined in the contract, is generally considered to be the best estimate of the contract’s written premium at inception. This amount is determined by the underwriters based upon analysis of the prior written premium experience of the ceding companies, plans for growth in the current year as stated by the ceding companies, and our proportion of the ceding companies’ written premiums based upon the terms of the reinsurance contracts. Accordingly, we generally record this amount as written premium in the period in which the underlying risks begin. As actual premiums are reported by brokers or ceding companies, management evaluates the appropriateness of the premium estimate and any adjustment to this estimate is recorded in the period in which it becomes known, which, in some cases, involves reducing premiums to the minimum specified in the contract. In addition, if estimates of unreported written premiums are required for a particular ceding company at the end of an accounting period, the monthly trend in written premiums and historical seasonality of written premiums for these ceding companies are analyzed to determine a best estimate of the unreported written premiums. See Note 2 “Summary of Significant Accounting Policies—Premiums Earned” and “Summary of Significant Accounting Policies—Reinsurance Accounting” to the audited financial statements included elsewhere in this report for a discussion of related accounting policies.
     While we attempt to obtain current assumed premiums written statements from ceding companies, it is common that the most recent month statements are not received on a timely basis from the ceding company. Therefore, assumed premiums written from these ceding companies are estimated for the most recent month or, in some cases, for several months. With respect to CastlePoint Re’s three quota share reinsurance agreements with Tower’s insurance companies, we obtain current quarterly statements and record assumed premiums written from Tower on an actual, rather than estimated, basis. For ceding companies from which we have not received current, monthly statements and therefore must estimate the most recent period’s assumed premiums written, the difference between the estimated assumed premiums written and actual assumed premiums written is reflected in the subsequent accounting period or as soon as the actual assumed premiums written are obtained. For the year ended December 31, 2007, approximately 3% of the assumed written premiums are based on estimates.
     Deposit premiums are generally not changed throughout the term of a reinsurance contract, although this has no impact on final booked net written premiums since the deposit premiums only affect cash receipts.
     Reinstatement premiums are written at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Depending on the terms of the reinstatement premiums, they are earned over the remaining risk period or immediately. Reinstatement premiums are not expected to be a significant portion of our net written premiums, since we do not write significant amounts of property catastrophe excess of loss treaties where reinstatement premiums are common, and in cases where we write such reinsurance, we do not underwrite it in property catastrophe prone areas where reinstatement premiums are more common.
     In addition to the assumptions disclosed under “—Critical Accounting Policies and Estimates” regarding premium and revenue recognition, data received from Tower has a significant impact on our results of operations. As of December 31, 2007, the premiums assumed from Tower’s contracts were updated to reflect the actual written premiums in 2007 and, therefore, no significant estimates were made. If Tower discloses the impact of any changes in its estimates on its direct book of business, this would affect our results of operations. At that time, we would be required to disclose the affect on our results of operations.
     Losses and Loss Adjustment Expense Reserves. Our losses and loss adjustment expense reserves, for both reported and unreported claims obligations, are maintained to cover the estimated ultimate liability for all of our insurance and reinsurance obligations. Losses and loss adjustment expense reserves are categorized in one of two ways: (i) case reserves, which represent unpaid losses and loss adjustment expenses as reported by cedents to us or as estimated by our claims adjusters retained by us, and (ii) incurred but not reported reserves, or IBNR reserves, which are reserves for losses and loss adjustment expenses that have been incurred, but have not yet been reported to us, as well as additional amounts relating to losses already reported, that are in excess of case reserves. IBNR reserves are estimates based on all information currently available to us and are reevaluated on a quarterly basis utilizing the most recent information supplied by our cedents and by our own claims adjusters.
     We rely on initial and subsequent claims reports received from the program underwriting agencies administering our programs or risk sharing in our insurance segment or from the ceding companies for whom we provide reinsurance in our reinsurance segment to establish our estimate of losses and loss adjustment expenses. For direct policies generated from our insurance programs, we rely on initial and subsequent claims reports as estimated by claims adjusters retained by us or by the program underwriting managers. For insurance risk sharing, we rely on initial and subsequent claims reports received from the insurance companies with which we do business. For reinsurance we rely on initial and subsequent claims reports received from the companies with which we do business.
     The types of information that we receive from program underwriting agencies, from companies for whom we are providing risk sharing, or from ceding companies generally vary by the type of contract. Our programs and risk-sharing business is either reported at the detail transaction level when our system is being utilized to administer the business, or reported on a monthly basis if the client is utilizing its own system to administer the business. In reinsurance, proportional, or quota share, contracts are typically reported on a monthly or quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedent and the cedent’s current estimate of the ultimate liability under the claim. Generally, ceding companies are obligated to notify the reinsurer within a limited amount of time about any claim that is reported to them, which has characteristics making it probable that the claim will be covered by the excess reinsurance. Upon receipt of claims notices from program underwriting managers, risk-sharing clients, or cedents, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities.
     Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to settle, particularly where legal action is involved. During this period, additional facts may be revealed, and as these factors become apparent, case reserves will be adjusted, sometimes requiring an increase in our overall reserves, including our IBNR reserves.
     In our insurance segment, we generally establish reserves separately by line of business. In our reinsurance segment, we generally reserve for each treaty that we reinsure separately, so that we are able to take into consideration the underlying experience reported by each ceding company. While ceding companies may report their own estimate of IBNR, we independently analyze the losses for each treaty, and consequently we may choose to establish IBNR reserves in an amount different from the amount reported by the ceding company.
     We may aggregate similar types of treaties and the claim information provided by our ceding companies or insurance companies with which we do business for analysis purposes by the year in which each treaty is written and the type of business included in the treaties. We also supplement this information with claims and underwriting audits of specific contracts, internally developed pricing trends, as well as loss trend data developed from industry sources. We audit both the underwriting and the claims practices of our ceding companies. As part of our underwriting audits, we seek to confirm that the ceding company is insuring the types of risks and achieving the level of pricing that we assumed in our underwriting of the treaty from that ceding company. As part of our claims audits, we seek to confirm the data accuracy of the claim information that we have received from the ceding company, and learn about changes in case reserving approach by the ceding company and any particular information about specific claims that may have a significant impact on the results reinsured in our treaty with the ceding company.
     The reserve methodologies employed by us are dependent on the data that we collect from ceding companies and insurance companies with which we do business. This data primarily consists of loss amounts estimated by the claims adjusters handling the claims, loss payments made by the ceding companies or insurance companies with which we do business, and premiums written and earned reported by the ceding companies and insurance companies with which we do business.
     Reserves for losses and loss adjustment expenses are also based in part upon the estimation of losses resulting from catastrophic events. Estimation of the losses and loss adjustment expenses resulting from catastrophic events is inherently difficult because of the possible severity of catastrophe claims, difficulties physically inspecting catastrophe hit areas to estimate claim amounts, and delays in receiving information about claims from program administrators or ceding companies. Therefore, we supplement the methods described above by utilizing commercially available models for purposes of evaluating and providing an estimate of ultimate claims costs.
     This information is used to develop point estimates of carried reserves for each business segment and line of business. These individual point estimates, when aggregated, represent the total carried losses and loss adjustment expense reserves reflected in our consolidated financial statements. While we analyze our reserves estimates utilizing different methods, we do not attempt to produce a range around our point estimate of loss. Also, we do not include a specific provision in our loss reserves for adverse deviation. See Note 2 “Summary of Significant Accounting Policies—Liability for Loss and Loss Adjustment Expenses” to our audited financial statements included elsewhere in this report for a discussion of related accounting policies.
     Since we are a recently formed company and have a limited operating history, we do not have sufficient historical experience that reflects how our loss reserves estimates will likely develop. Moreover, past experience of how loss reserves estimates develop may not be indicative of future development of loss reserves estimates.
     In order to better understand the underlying loss characteristics and further improve our best estimates of loss reserves, our estimate of ultimate loss is determined based on a review of the results of several commonly accepted actuarial projection methodologies. Our estimate of ultimate loss also incorporates qualitative information, such as changes in the claims department, business mix, pricing and knowledge about specific large claims. The specific methodologies we utilize in our loss reserve review process may include, but are not limited to, (i) incurred and paid loss development methods; (ii) incurred and paid Bornhuetter Ferguson, or BF, methods and (iii) loss ratio methods. Due to the nature of our business, any of these methods may not be practical in particular circumstances based upon the information provided by the ceding company for each treaty. Also, various methodologies are actuarially more appropriate given the line of business, the maturity of the treaty, the limits insured or reinsured, the type of treaty, and other considerations. Generally, we rely on BF and loss ratio methods for estimating ultimate loss liabilities for more recent treaty years. These methodologies, at least in part, apply a loss ratio, determined from aggregated analyses of internally developed pricing trends, to premiums earned on that business. Adjustments to premium estimates generate related adjustments to ultimate loss estimates in the quarter in which they occur. To estimate losses for more mature treaty years, we generally rely on the incurred loss development methodology. This methodology relies on loss emergence analyses determined from cedent supplied claim information or industry patterns. For property catastrophe losses, we may utilize vendor catastrophe models to estimate ultimate loss soon after a loss occurs, where loss information is not yet reported to us from cedents. IBNR is determined by subtracting the total of paid loss and reported reserves from the estimated ultimate loss.

     The adequacy of our booked loss reserves at CastlePoint Re and CastlePoint Insurance Company are opined upon annually by an independent actuary pursuant to Bermuda and U.S. statutory regulations.
     Any future impact to income as a result of changes in losses and loss adjustment expense estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions based upon that information. Changes in estimates of losses and loss adjustment expenses are reflected as adjustments to income in the period in which the estimate is revised. Under U.S. GAAP, we are not permitted to establish loss reserves until the occurrence of an actual loss event, whether reported or unreported. As a result, only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events, which could be substantial, are estimated and recognized at the time the loss is incurred.
     Estimates of reserves for unpaid losses and loss adjustment expenses also may be impacted by legislative, regulatory, social, economic and legal events and trends that may or may not occur or develop in the future, thereby affecting assumptions in the actuarial projections.
     Changes in loss reserves estimates may result from (1) variability in the estimation process itself, and (2) the fact that external factors may cause changes in the future that are not reflected in historical patterns. With respect to the former source of variability, i.e. estimation process variation, we believe that a reasonably likely range for the loss reserves can be represented by a standard utilized by some professional, independent actuaries as part of their certification of an insurer’s reserves. That standard contemplates the number of years of the expected loss payout period (i.e., the longer expected payout period, the more variability inherent in the estimation process and the larger the reasonable range). In considering the business mix between property and casualty lines of business that we write, we believe that a reasonable range surrounding our actuary’s best estimate of loss reserves is from minus 5% to plus 10%. Utilizing this standard as a guide, we believe that most professional actuaries, assuming they are presented with the same information, would determine that the loss reserves can be certified if they fall within a range of minus 5% to plus 10%. Therefore, it is reasonably likely that some professional actuaries, assuming they are presented with the same information relating to our company, would determine a best estimate of our loss reserves to be between $115.4 million and $133.6 million as of December 31, 2007, as compared to our own best estimate of the loss reserves, which is $121.4 million as of that date. If we were to book loss reserves at minus 5% of our actuary’s best estimate, the impact would be an increase of income before income taxes of $6.0 million. Conversely, if we were to book loss reserves at plus 10% of our actuary’s best estimate, the impact would be a reduction of income before taxes of $12.2 million. No assurance can be given that outcomes outside of the above range cannot occur, as outcomes outside of such range are possible. In addition, the above range assumes that future patterns are similar to historical patterns, as to which there can be no assurance. With regard to the potential variability in loss reserves estimates due to the fact that future patterns may differ from historical patterns, we believe there is additional potential variability that cannot be estimated.

     Deferred acquisition costs. We defer certain expenses that vary with and are primarily related to the acquisition of new and renewal insurance and reinsurance business, including commission expense on net premiums written, premium taxes, brokerage and certain other costs related to the acquisition of insurance and reinsurance contracts. These costs are capitalized and the resulting asset, deferred acquisition costs, is amortized and charged to expense in future periods as net premiums written are earned. The method followed in computing deferred acquisition costs limits the amount of such deferral to its estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our insurance and reinsurance underwriting. A probable loss on insurance contracts exists if there is a premium deficiency relating to the policies we write. A premium deficiency is recognized if the sum of expected claim costs and claim adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums. If a premium deficiency exists, it is first recognized by charging any unamortized deferred acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency is greater than unamortized deferred acquisition costs, a liability is accrued for the excess deficiency. In determining whether or not a premium deficiency exists, we group our insurance contracts consistent with the manner of acquiring, servicing and measuring the profitability of our business. See Note 2 “Summary of Significant Accounting Policies—Deferred Acquisition Costs” to our audited financial statements included elsewhere in this report for a discussion of related accounting policies.
     The balance in deferred acquisitions cost was $73.1 million as of December 31, 2007. In determining recoverability of deferred acquisition costs, future profitability of our insurance and reinsurance underwriting is considered, including investment income. At each of December 31, 2007, 2006 and 2005, we determined that no premium deficiency existed and that deferred acquisition costs were recoverable.
     Investments. In accordance with our investment guidelines, our investments primarily consist of high-grade marketable fixed income securities. We invest a portion of our funds in equity securities (8% at December 31, 2007), including strategic investments that we may make in the insurance companies or program underwriting managers with whom we do business. See Note 4. “Investments” in the notes to our audited financial statements included elsewhere in this report. We do not expect our investment portfolio to include options, warrants, swaps, collars or similar derivative instruments. Also, our portfolio does not contain any direct investments in real estate or mortgage loans.
     Impairment of investment securities results in a charge to income when a market decline below cost is deemed to be other-than-temporary. We regularly review our fixed maturity and equity security portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In evaluating potential impairment, we consider, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions.

     After recording an other-than-temporary impairment charge of $9.0 million at December 31, 2007, the net unrealized loss for the year ended December 31, 2007 was $1.1 million, including gross unrealized gains of $4.8 million and gross unrealized losses of $5.9 million. Securities in an unrealized loss position are reviewed for impairment on a regular and case-by-case basis, during which we look for deterioration of credit quality and other factors that would adversely affect the price of the security. There could be an instance where a security was in an unrealized loss position and not considered impaired by our management; however, due to changes in our liquidity requirements, a future decision may be made to sell the security at a loss. At the time such a decision is made, if the security were still in an unrealized loss position, we would recognize a charge against net income.
     Reinsurance accounting. We account for reinsurance in conformity with SFAS 113, “Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts.” The requirements of this standard involve significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. All of our ceded and assumed reinsurance meets the criteria in SFAS 113 for treatment as reinsurance. See Note 2 “Summary of Significant Accounting Policies—Premiums Earned and Reinsurance” to our audited financial statements included elsewhere in this report for a discussion of the related accounting policies.
     Although we do not anticipate offering reinsurance contracts that do not meet risk transfer requirements, any reinsurance contracts that do not transfer significant insurance risk will be accounted for as deposits. These deposits are accounted for as financing transactions, with interest expense credited to the contract deposit.
     We plan to purchase ceded reinsurance, known as reinsurance on primary business and retrocession reinsurance on reinsurance business, to protect our reinsurance subsidiary, CastlePoint Re, as well as CastlePoint Insurance Company, and plan to purchase reinsurance for any other U.S. licensed insurance companies that we may acquire. The reinsurance and retrocession reinsurance we purchase and plan to purchase is intended to bring our aggregate property excess of loss exposure on all of our business on a net basis to less than 10% of our equity. Also, we monitor and may purchase reinsurance and retrocession reinsurance for our primary or reinsurance companies depending upon their risk profile and level of surplus. We may also purchase reinsurance and retrocession protection in situations where we desire to limit our net loss for any single underlying policy to lower amounts, generally to less than 1% of our equity. The costs to obtain reinsurance and retrocession reinsurance are built into the pricing of our programs and reinsurance treaties and, therefore, we do not expect that such costs will materially affect our future results of operations or cash flow.
     Deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 9 “Taxation” to our audited financial statements included elsewhere in this report for a discussion of the related accounting policies.
     The net deferred tax asset at December 31, 2007 was $7.1 million, which was comprised of a deferred tax asset of $16.2 million (primarily consisting of deferred taxes on 20% of the change in the unearned premium reserve and the non-utilization of the net operating loss carryforwards) offset by a deferred tax liability of $9.1 million (primarily consisting of the deferred tax on the deferred acquisition costs). In assessing the valuation of deferred tax assets, we consider whether it is more likely than not that some portion or all the deferred tax will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income to offset previous operating losses during periods in which temporary differences become deductible. Our management currently believes that we will recover all of the deferred tax assets based primarily upon future profitability of our U.S. operations. In the future, if our U.S. subsidiaries do not generate taxable income, we would be required to write off the deferred tax asset by charging income in the year it is deemed that the generation of such income is not likely. If, at December 31, 2007, we deemed that the generation of future profits in our U.S. subsidiaries was not likely, we would have recorded a valuation allowance against the deferred tax asset and net income would have been reduced by $7.1 million.
     Unpaid losses and loss adjustment expenses recoverable. Ceded losses recoverable from reinsurers is estimated using techniques and assumptions consistent with those used in estimating the liability for losses and loss adjustment expenses, and represent management’s best estimate of such amounts. However, as changes in the estimated ultimate liability for losses and loss adjustment expenses are determined, the estimated ultimate amount recoverable from reinsurers will also change. Accordingly, the ultimate recoverable could be significantly in excess of or less than the amount indicated in the consolidated financial statements, and adjustments to these estimates are reflected in current operations. See Note 2 “Summary of Significant Accounting Policies—Liability for Loss and Loss Adjustment Expense” to our audited financial statements included elsewhere in this report for a discussion of the related accounting policies.
Measurement of Results
     We use various measures to analyze the growth and profitability of business operations. For insurance and reinsurance business, we measure growth in terms of gross and net premiums written and we measure underwriting profitability by examining our loss, expense and combined ratios. A combined ratio is the sum of the loss ratio and the underwriting expense ratio calculated as described below. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. For insurance services, we measure growth in terms of fee income produced for insurance company services provided. We analyze profitability by evaluating income before taxes, generally as a percentage of premium and fee income produced. On a consolidated basis, we measure profitability in terms of net income margins and return on average equity.
     Premiums written. We use gross premiums written to measure our sales of insurance and reinsurance products. Gross premiums written also correlate to our ability to generate net premiums earned and, for certain products, fee income.

     Managed Premiums. We use managed premiums to measure the total amount of business which we produce. Managed premiums include gross written premiums in CastlePoint Insurance and CastlePoint Reinsurance companies plus program and risk sharing gross written premiums generated by CastlePoint Management that is written directly in other companies, e.g. Tower, and excluding all intercompany reinsurance.
     Loss ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our insurance and reinsurance business after the effect of any ceded reinsurance.
     Underwriting expense ratio. The underwriting expense ratio is the ratio of direct and ceding commission expenses and other underwriting expenses less policy billing fees to premiums earned. The underwriting expense ratio measures our operational efficiency in producing, underwriting and administering our insurance and reinsurance business. We calculate our underwriting expense ratios on a gross basis (before the effect of ceded reinsurance) to measure our operational efficiency and on a net basis (after the effect of ceded reinsurance) to measure the effects on our consolidated income before income taxes.
     Combined ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. We analyze the combined ratio on a gross (before the effect of reinsurance) and net basis (after the effect of reinsurance). If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable unless investment income is sufficient to offset underwriting losses.
     Consolidated combined ratio. One of our key measures of profitability is what we refer to as our consolidated combined ratio, which is calculated by dividing (i) the total expenses (excluding interest expenses) minus commission income by (ii) net premiums earned.
     Net income and return on average equity. We use net income to measure our profits and return on average equity to measure our effectiveness in utilizing our shareholders’ equity to generate net income on a consolidated basis. In determining return on average equity for a given year, net income is divided by the average of shareholders’ equity for that year.
     Operating net income, operating earnings per share, and operating return on average equity. Each of these terms exclude realized and unrealized gains and losses, and if subject to U.S. taxation, tax at a rate of 35%. This is a common measurement for property and casualty insurance companies. We believe this presentation enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Additionally, these measures are a key internal management performance standard.
     The following table provides a reconciliation of operating net income to net income on a GAAP basis. The operating net income is used to calculate operating earnings per share and operating return on average equity.

	2007	2006
	($ in thousands)
Operating net income	41,615	10,508

	2007	2006
	($ in thousands)
Reconciliation to Net Income:
Realized and unrealized gains (losses) on investment in Partnership (1)	(1,956)	0
Net realized gains (losses) on investments	(8,236)	35
Tax effect on realized and unrealized gains (losses)	1,317	0

Net Income	$32,740	$10,543

(1)	Realized and unrealized gains and losses from our investment in a limited partnership were recorded as a component of net investment income
Consolidated Results of Operations
     The following table summarizes our results of operations for the years ended December 31, 2007 and 2006. Except for a minimal amount of expenses in 2005, there was no activity reported in 2005.

	Year Ended
	December 31,
	($ in thousands)
	2007	2006
Revenues:
Net premiums earned	$248,364	$78,970
Commission income	7,453	2,334
Net investment income	29,506	11,184
Net realized investment gains/(losses)	(8,236)	35

Total revenues	277,087	92,523
Expenses:
Net loss and loss adjustment expenses	131,335	40,958
Commission and other acquisition expenses	91,602	29,405
Other operating expenses	17,851	12,153
Interest expenses	9,416	557

Total expenses	250,204	83,073
Income before taxes	26,883	9,450
Income tax benefit	5,857	1,093
Net Income	$32,740	$10,543

	Year Ended
	December 31,
	($ in thousands)
	2007	2006
Key Measures
Return on average equity	8.6%	5.1%
Operating return on average equity	10.9%	5.1%
Consolidated combined ratio	93.9%	101.5%
     We also calculate our loss and expense ratios, underwriting expense ratios and combined ratios by segment. See “—Insurance Segment Results of Operations,” “—Reinsurance Segment Results of Operations” and “—Insurance Services Segment Results of Operations” below.
     Summary. Despite softening market conditions in the property and casualty industry, we have not experienced significant weakening in pricing or a softening in demand for our products. Management believes that this is in large part due to our emphasis on providing solutions to small insurance companies and program underwriting managers, which results in the transfer by such companies and program underwriting managers to us of large blocks of business composed of small policies. We believe there is a growing industry awareness of our capabilities to provide primary insurance company capacity combined with reinsurance capacity and customized insurance services. We believe this segment of the market is generally underserved by the larger insurers. We target existing profitable, measurable books of business with an actuarial track record. Our senior management is involved in the underwriting assessment of our business.
     Net income increased 210.5% to $32.7 million for the year ended December 31, 2007, compared to $10.5 million for the year ended December 31, 2006. Net earned premiums increased 214.5% to $248.4 million, based upon growth from Tower, CastlePoint’s largest client, as well as growth from other clients. CastlePoint Insurance Company implemented its alternative insurance risk-sharing solutions with Tower during 2007, and as a result, wrote $84.2 million in direct premiums from Tower which contributed to $14.4 million of earned premium.
     Net income was adversely impacted by an other-than-temporary impairment charge at December 31, 2007 in the amount of $9.0 million included in net realized (loss) gain on investments. See discussion below under “Net investment income and realized gains/(losses).” Operating net income, a non-GAAP measure, increased 296.2% to $41.6 million for the year ended December 31, 2007, compared to $10.5 million for the year ended December 31, 2006.
     CastlePoint Re commenced writing business as of April 6, 2006. Therefore, the results for the year ended December 31, 2006 are comprised of operations for the period April 6, 2006 through December 31, 2006. CastlePoint Insurance Company did not conduct any business in 2006.
     Total revenues. Total revenues increased by 199.5% to $277.1 million for the year ended December 31, 2007, compared to $92.5 million for the year ended December 31, 2006. The increase is primarily due to the increase in net premiums earned and net investment income.

Revenues for the year ended December 31, 2007 consisted of net premiums earned (89.6% of the total revenues), commission income (2.7% of the total revenues) and net investment income and realized losses (7.7% of the total revenues) compared to net premiums earned (85.4% of the total revenues), commission income (2.5% of the total revenues) and net investment income (12.1% of the total revenues) for the year ended December 31, 2006.
     Premiums earned. Net premiums earned increased by 214.5% to $248.4 million for the year ended December 31, 2007 compared to $79.0 million for the year ended December 31, 2006. The increase is due to higher premiums written in 2007 due to our start up in April 2006 and the normal lag between written and earned premiums. The chart shows the percentage of earned premiums related to written premiums.

	Gross	Net
	($ in thousands)

2007
Premiums earned	$252,309	$248,364
Premiums written	$383,645	$376,225
Premium earned % of premiums written	65.8%	66.0%

2006
Premiums earned	$78,970	$78,970
Premiums written	$165,151	$165,151
Premium earned % of premiums written	47.8%	47.8%
The business assumed by CastlePoint Re and CastlePoint Insurance Company under our reinsurance agreements with Tower’s insurance companies and the business written directly using CastlePoint Insurance Company’s policies through Tower Risk Management represented 79.3% of net premiums earned for the year ended December 31, 2007 compared to 96.2% of net premiums earned for the year ended December 31, 2006.
     Commission income. Commission income increased 219.3% to $7.5 million for the year ended December 31, 2007 compared to $2.3 million for the year ended December 31, 2006. We received this commission income from Tower and to a lesser extent from other companies as a result of CastlePoint Management’s management of the specialty and traditional programs. The higher fees are the result of binding three additional programs in 2007.
     Net investment income and realized gains/(losses). Net investment income increased by 163.8% to $29.5 million for the year ended December 31, 2007 compared to $11.2 million for the year ended December 31, 2006. The growth resulted from an increase in cash and invested assets to $693.5 million as of December 31, 2007 compared to $425.0 million as of December 31, 2006. The increase in invested assets primarily resulted from our cash flow from operations, principally from growth in premiums written, which was $140.7 million in 2007 compared with $62.6 million in 2006 and the proceeds of approximately $114.5 million, from our IPO, in March 2007 after the deduction of underwriting discounts and other offering expenses and $30 million of cash received for the issuance of subordinated debentures in connection with the trust preferred securities issued in September 2007. The book yield on our invested assets was 5.3% for the year ended December 31, 2007 compared to 5.3% for the year ended December 31, 2006. Our book yield in 2007 was negatively impacted by the recording of an unrealized loss of $2.2 million as a component of net investment income on our investment in a limited partnership. Excluding the unrealized loss, the increase in yield during a generally declining interest rate environment in 2007 is primarily due to an extension in the average duration of our fixed maturity portfolio from 1.97 years at December 2006 to 2.24 years at December 2007, to take advantage of a more normalized yield curve compared with a relatively flat yield curve throughout December 2006 and a slight decrease in the average credit quality of our portfolio from AA+ at December 31, 2006 to AA at December 31, 2007.
     Net realized investment losses were $8.2 million for the year ended December 31, 2007, compared with a small gain of $35,000 for the year ended December 31, 2006. We recorded an other-than-temporary impairment charge at December 31, 2007 in the amount of $9.0 million recorded in realized losses. This charge primarily relates to an investment in a fund which was subsequently sold in February 2007 and investments in four mortgage real estate investment trust (“REIT”) equity securities.
     Loss and loss adjustment expenses. Loss and loss adjustment expenses increased 220.7% to $131.3 million, which produced a 52.9% loss ratio for the year ended December 31, 2007 compared to $41.0 million which produced a 51.9% loss ratio for the year ended December 31, 2006. The 2007 calendar year loss ratio includes an accident year loss ratio of 53.4% and reflects $1.3 million of favorable revised estimates in loss reserves from the prior year. The change in prior year loss reserves resulted mainly from a reduction in the estimated ultimate losses on the Tower brokerage quota share reinsurance agreement and, to a lesser extent, a reduction in the estimated ultimate losses on various excess of loss reinsurance agreements assumed from Tower.
     Expenses. Operating expenses increased 163.4% to $109.5 million for the year ended December 31, 2007, from $41.6 million for the year ended December 31, 2006. Operating expenses are comprised of commission expense and other operating expenses, including corporate expenses (primarily, salaries, audit, legal services and insurance expenses). The increase was due primarily to the increase in commission and other acquisition expenses resulting from the growth in premiums earned. In 2006 we recorded an expense of $4.6 million relating to warrants to purchase 1,127,000 of our common shares that we issued to Tower.
     Interest Expense. Our interest expense was $9.4 million for the year ended December 31, 2007 compared to $0.6 for the year ended December 31, 2006. Interest expense resulted primarily from the $100 million of subordinated debentures issued by us in December 2006 at an average fixed interest rate of 8.6%, and $30 million of subordinated debentures issued by us in September 2007 at a fixed interest rate of 8.39%.
     Income tax benefit. Our income tax benefit was $5.9 million for the year ended December 31, 2007 compared to $1.1 million for the year ended December 31, 2006. The effective income tax rate was negative 21.8% for the year ended December 31, 2007 compared to negative 11.6% for the same period in 2006. The realized loss of $8.2 million (including $9.0 million of impairment losses) and our equity share of the unrealized loss of $2.2 million on the limited partnership which was included in net investment income, accounted for negative 9.5 percentage points of the negative 21.8% effective tax rate in 2007, compared with the effective rate of negative 11.6% for 2006. The negative effective rates in both years are due to the losses generated in our U.S. operations, which we believe are recoverable from future taxable income.
     Net income and return on average equity. Our net income was $32.7 million for the year ended December 31, 2007 compared to $10.5 million for the year ended December 31, 2006. 2007 operating net income, a non-GAAP measure, was $41.6 million. Our return on average equity was 8.6% for the year ended December 31, 2007 compared to 5.1% for the year ended December 31, 2006. The 2007 operating return on average equity was 10.9%. The return for the year ended December 31, 2007 was calculated by dividing net income of $32.7 million by weighted average shareholders’ equity of $382.1 million. The return for the year ended December 31, 2006 was calculated by dividing net income of $10.5 million by weighted average shareholders’ equity of $207.3 million. The increase in the return on average equity resulted primarily from improved underwriting results. Our consolidated combined ratio improved to 93.9% in 2007 from 101.5% on 2006 primarily from an improvement in the underwriting expense ratio component (see below).
          Consolidated combined ratio. Our consolidated combined ratio for the year ended December 31, 2007 was 93.9% compared to 101.5% for the same period in 2006. The improved combined ratio in 2007 was primarily the result of a lower underwriting expense ratio of 41.1% in 2007 compared with 49.6% in 2006. The improvement is the result of increased earned premiums in 2007 due to an increased amount of business written in 2007, as well as higher earned premiums from business written in 2006.
Insurance Segment Results of Operations
     The following table summarizes the results of operations for our insurance operations for the year ended December 31, 2007. The insurance segment did not conduct any business and did not have any premium income, obligations relating to insurance policies, employees and operations for the year ended December 31, 2006.

Year Ended
December 31, 2007
($ in thousands)
Revenues:
Premiums earned	$
Gross premiums earned	25,061
Less: ceded premiums earned	(5,985)
Net premiums earned	19,076

Expenses:
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	15,219
Less: ceded loss and loss adjustment expenses	(3,446)
Net loss and loss adjustment expenses	11,773
Underwriting expenses

Year Ended
December 31, 2007
($ in thousands)
Commission expense	7,814
Other underwriting expenses	596
Total underwriting expenses	8,410
Underwriting Loss	$(1,107)

Key Measures
Premiums written
Gross premiums written	$110,957
Less: ceded premiums written	(19,571)

Net premiums written	$91,386

Loss Ratios
Gross	60.7%
Net	61.7%
Accident Year Loss Ratios
Gross	60.7%
Net	61.7%
Underwriting Expense Ratios
Gross	33.6%
Net	44.1%
Combined Ratios
Gross	94.3%
Net	105.8%
     Summary. The Insurance segment had an underwriting loss for the year ended December 31, 2007 in large part due to the cost of purchasing property catastrophe reinsurance. The cost of property catastrophe reinsurance is expensed in the year incurred, and in the first year of operations is therefore high relative to the amount of net premiums earned of $19.1 million, which was only 21% of net premiums written in this first year of operations for this segment. On a gross of reinsurance basis, the combined ratio was 94.3% which reflects solid underlying profitability, and when the premiums earned increase relative to premiums written the net combined ratio is expected to decrease and be closer to the gross combined ratio. Premiums written in the year ended December 31, 2007 increased significantly based upon implementation of the alternative insurance risk-sharing solutions with Tower which generated $84.2 million in premiums written during the period, as well as premiums written of $11.1 million on a risk-sharing arrangement with another client.
     Gross premiums and net premiums. Gross and net premiums written were $111.0 million and $91.4 million, respectively, for the year ended December 31, 2007. Gross and net premium earned were $25.1 million and $19.1million, respectively, for the year ended December 31, 2007. CastlePoint Insurance Company’s gross premiums written are primarily comprised of $13.6 million through programs managed by CastlePoint Management, approximately $84.2 million of direct business that was produced by Tower Risk Management Corp., a subsidiary of Tower and $12.5 million assumed from Tower under the brokerage quota share agreement. The ceded premium consisted of excess of loss and catastrophe premium of which approximately 37.9% was ceded to third-party reinsurers and 62.1% to CastlePoint Re.

     Gross and net loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $15.2 million, which produced a 60.7% gross loss ratio for the year ended December 31, 2007. Net loss and loss adjustment expenses were $11.8 million, which produced a 61.7% net loss ratio for the year ended December 31, 2007. The net loss ratio was negatively impacted by $2.6 million of ceded catastrophe premium written and earned with a zero percent loss ratio. The level of property catastrophe protection that was purchased was determined based upon our risk guidelines although the level of earned premiums currently is small due to the start-up nature of the segment, such that there was a relatively large impact on the net loss ratio due to the ceded property catastrophe premium.
     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the year ended December 31, 2007 for the insurance segment were $8.4 million, comprised primarily of commission and other underwriting expenses. Commission expense was $7.8 million and other underwriting expenses included $0.4 million in boards, bureaus and taxes, and a minimal amount for other operating expenses for the year ended December 31, 2007. The gross underwriting expense ratio was 33.6% and the net underwriting expense ratio was 44.1% for the year ended December 31, 2007.
     Underwriting loss and net combined ratio. The underwriting loss and net combined ratio from the insurance segment was $1.1 million and 105.8%, respectively, for the year ended December 31, 2007.
Reinsurance Segment Results of Operations
     The following table summarizes the results of operations for our reinsurance segment for the years ended December 31, 2007 and 2006.

	Year Ended
	December 31,
	($ in thousands)
	2007	2006
Revenues:
Premiums earned
Gross premiums earned	$229,292	$78,970
Less: ceded premiums earned	(5)	—
Net premiums earned	229,287	78,970

Expenses:
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	119,562	40,958
Less: ceded loss and loss adjustment expenses	—	—
Net loss and loss adjustment expenses	119,562	40,958
Underwriting expenses
Ceding commission expense	77,551	27,209
Other underwriting expenses	3,502	1,383
Total underwriting expenses	81,053	28,592

	Year Ended
	December 31,
	($ in thousands)
	2007	2006
Underwriting Profit	$28,672	$9,420

Key Measures
Premiums written
Gross premiums written	$284,843	$165,151
Less: ceded premiums written	(5)	—

Net premiums written	$284,838	$165,151

Loss Ratios
Gross	52.1%	51.9%
Net	52.1%	51.9%
Accident Year Loss Ratios
Gross	52.7%	51.9%
Net	52.7%	51.9%
Underwriting Expense Ratios
Gross	35.3%	36.2%
Net	35.4%	36.2%
Combined Ratios
Gross	87.4%	88.1%
Net	87.5%	88.1%
     Summary. The reinsurance segment is comprised of predominantly quota share reinsurance. The segment had excellent results in 2007 driven by a significant increase in premiums written and earned and a net combined ratio of 87.5%. Premiums from Tower represented 74.3%; third parties represented 25.7%. CastlePoint Re assumed 49% of Tower’s brokerage business for the first quarter of 2007 and 40% for the remainder of the year. The net loss ratio of 52.1% benefited by 0.5 points of favorable loss development of $1.3 million on prior accident years. The net expense ratio of 35.4% reflects ceding commissions of 36% to Tower and to clients other than Tower. Ceding commission includes profit-sharing commissions that are based upon loss ratios, and for Tower’s business the ceding commission was comprised of 34% ceding commission plus 2% profit-sharing commission.
     Gross premiums and net premiums. Gross and net written premiums increased 72.5% to $284.8 million for the year ended December 31, 2007 from $165.2 million for the year ended December 31, 2006. Business not originated from Tower and CastlePoint Insurance Company represents 26% or $73.2 million of the total written premiums compared to 5% or $7.5 million during the year ended December 31, 2006. Gross and net premiums earned increased by 190.4% to $229.3 million for the year ended December 31, 2007 from $79.0 million for the year ended December 31, 2006. The increase is attributable to the fact we have a full year of written premium included in our earned premium for the year ended December 31, 2007 compared to only three quarters of written premium included for the same period in 2006 and the time lag between writing and earning premiums in a start up company. During the year ended December 31, 2007, CastlePoint Re added 13 new quota share reinsurance agreements (resulting in earned premium of $24.0 million) and 11 new excess of loss reinsurance agreements / property catastrophe treaties (resulting in earned premium of $4.2 million). Of the $24.0 million of earned premium resulting from the 13 new quota share reinsurance agreements, approximately 79% pertains to non-standard auto business and approximately 10% pertains to workers’ compensation business. CastlePoint Re’s new nonstandard auto clients range from mid-size regional insurance companies to full- service program underwriting managers. The non-standard auto business is comprised of minimum limits business written in the southeast, southwest and western United States. CastlePoint’s 2007 workers compensation clients emanate from two small insurance companies targeting small commercial businesses primarily located in the southeastern and midwestern United States.
     Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses increased by 191.9% to $119.6 million, which produced a 52.1% loss ratio for the year ended December 31, 2007 compared to $41.0 million, which produced a 51.9% loss ratio, for the year ended December 31, 2006. Of this $78.6 million increase, $51.6 million was due to new contracts, $31.1 million was due to additional earned premium on contracts written in 2006 and $(4.1) million was due to change in reserve estimates on contracts written in 2006. The 13 new quota share reinsurance agreements written in 2007 had an aggregate loss ratio of 67.1% for the year ended December 31, 2007 and the 11 new excess of loss reinsurance agreements had an aggregate loss ratio of 44.3% for the year ended December 31, 2007. The loss ratios on most of the treaties were approximately equal to our pricing expectations, except for Tower business which had a better than expected loss ratio.
     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies, which cede business to CastlePoint Re, and other underwriting expenses. Ceding commission expense was $77.6 million and other underwriting expenses were $3.5 million for the year ended December 31, 2007 compared to $27.2 million and $1.4 million, respectively, for the year ended December 31, 2006. The gross underwriting expense ratio and the net underwriting expense ratio were 35.3% and 35.4%, respectively, for the year ended December 31, 2007 compared to 36.2% for both for the year ended December 31, 2006. The lower underwriting expense ratio is due to spreading certain fixed costs over a larger earned premium base.
     Underwriting profit and combined ratio. The underwriting profit and the net combined ratio from the reinsurance segment was $28.7 million and 87.5% respectively, for the year ended December 31, 2007 compared to $9.4 million and 88.1% for the year ended December 31, 2006.
Insurance Services Segment Results of Operations
     The following table summarizes the results of operations for our insurance services segment for the years ended December 31, 2007 and 2006.

	Year Ended
	December 31
	($ in thousands)
	2007	2006
Revenues:
Direct commission revenue from programs	$7,453	$2,334
Total Revenues	7,453	2,334
Expenses:
Direct commissions expense for programs	6,236	1,688

	Year Ended
	December 31
	($ in thousands)
	2007	2006
Other insurance services expenses	6,725	3,601
Total Expenses	12,961	5,289

Insurance Services Loss	$(5,508)	$(2,955)

     Direct commission revenue. Direct commission revenue is dependent upon the premiums written during the year with respect to the program business managed by CastlePoint Management. CastlePoint Management receives a 30% commission from CastlePoint Insurance Company and Tower’s insurance companies for program business placed by CastlePoint Management with these companies, less boards, bureaus and premium taxes (which we refer to as “BB&T”) and less direct commission expenses that are incurred by Tower and CastlePoint Insurance Company. Direct commission revenue increased 219.3% to $7.5 million for the year ended December 31, 2007 compared to $2.3 million for the year ended December 31, 2006. These commission revenues were received for the specialty programs and traditional programs. We also bound three additional programs, which contributed to the increase in revenues in 2007.
     Direct commission expense. Direct commission expense increased 269.4% to $6.2 million for the year ended December 31, 2007 from $1.7 million for the year ended December 31, 2006 due to the addition of three new programs. The increase in commission expense was greater than the increase in commission revenue due to the fact that commission expense can and will vary by program, whereas commission revenue is fixed at 30%. Direct commission expense consisted of the commission fees paid by us to producing agents for the placement of program business. Commission expenses can and will vary depending on such factors as loss ratio and underwriting systems used by producing agents.
     Other insurance services expenses. Other insurance services expenses were $6.7 million for the year ended December 31, 2007 compared to $3.6 million for the same period in 2006. The increase was due primarily to the increase in expenses resulting from additional staffing, facility expenses and depreciation expense. Included in the amount above were $1.2 million for the year ended December 31, 2007, and $0.8 million for the year ended December 31, 2006, of costs incurred and charged by Tower’s insurance companies for services provided to us.
     Insurance services loss. Insurance services loss was $5.5 million for the year ended December 31, 2007 compared to $3.0 million for the year ended December 31, 2006 due to CastlePoint Management’s current incurrence of costs to produce programs that are expected to generate commission revenue in future periods due in part to the lag time associated with launching new programs that require rates and forms to be filed and approved, as well as systems to be implemented.
Liquidity and Capital Resources
     CastlePoint Holdings is a holding company, and as such, has no direct operations of its own. We expect substantially all of our operations to be conducted by our insurance, reinsurance, and management company subsidiaries. Accordingly, we expect to have continuing cash needs for administrative expenses, dividends and the payment of principal and interest on any current and future borrowings and any future taxes and to make strategic investments. Funds to meet these obligations will come primarily from dividend payments from our operating subsidiaries; however, there are restrictions on the payment of dividends by our insurance subsidiaries.
     In our operating subsidiaries, we try to maintain sufficient liquidity to pay claims, operating expenses and meet our other obligations. On a consolidated basis, we held $153.6 million and $34.8 million of cash and cash equivalents at December 31, 2007 and 2006, respectively, all of which had maturities of 90 days or less rated A-1/P-1 or above. We monitor our expected claim payment needs and try to maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claim payments without having to sell longer-duration investments prior to maturity. As of December 31, 2007, cash and cash equivalents exceeded the booked reserves of $121.4 million, of which $33.6 million is expected to be paid within the next year. The $118.8 million increase in cash and cash equivalents as of December 31, 2007 compared to December 31, 2006 was due to management’s decision to invest funds short term and not take on additional interest rate risk associated with longer-term investments as well as the receipt of $30.0 million of new cash from the trust preferred offering in September 2007 that had not yet been invested. The average weighted yield on cash and cash equivalents at December 31, 2007 was 3.5%. We expect that the majority of these cash funds will be reinvested in longer term investments over the next few months to take advantage of the recent steepening of the yield curve. We expect our portfolio duration to increase from 2.24 years at December 31, 2007 to approximately 3.0 years within the next several months. We believe a target of 3.0 years provides adequate matching of our portfolio assets with expected claim payouts. We also expect our cash flow from operations to continue to be strong throughout 2008 as we expect our premiums written to continue to increase.
Dividends
     Dividends and other permitted distributions from our operating subsidiaries are our sole source of funds to pay dividends to shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, restrict the declaration and payment of dividends and the making of distributions by CastlePoint Re, unless specific regulatory requirements are met. In addition, CastlePoint Insurance Company is, and any other U.S. licensed insurance companies that we may acquire or form and capitalize will be subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Furthermore, any dividends paid by CastlePoint Insurance Company or such other U.S. licensed insurance companies will be subject to a 30% withholding tax. Therefore, we intend that any dividends or other permitted distributions we expect to receive will be paid or otherwise made by CastlePoint Re, which is subject to Bermuda regulatory restrictions and any applicable contractual restrictions on any such payments. If we cannot receive dividends or other permitted distributions from our subsidiaries as a result of such restrictions, we will be unable to pay dividends as currently contemplated by our board of directors. However, cash and invested assets at CastlePoint Bermuda Holdings at December 31, 2007, currently available to pay dividends to CastlePoint Holdings, was $74.4 million.
     The inability of our operating subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could adversely affect us.

     We have historically paid an annual cash dividend of $0.10 per common share to our shareholders of record, payable on a quarterly basis. Any future determination to pay dividends is at the discretion of our board of directors and is dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Bermuda and U.S. state legal and regulatory constraints.
     Bermuda. Bermuda legislation imposes limitations on the dividends that CastlePoint Re may pay. We are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our shares and make other payments. Under the Companies Act 1981 of Bermuda, as amended (the “Companies Act”), we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment, be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts.
     Under the Insurance Act of 1978, as amended (the “Insurance Act”), CastlePoint Re is required to maintain a specified solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if doing so would cause CastlePoint Re to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, CastlePoint Re is prohibited from declaring or paying dividends without the approval of the Bermuda Monetary Authority, if CastlePoint Re failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. Under the Insurance Act, CastlePoint Re is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set forth on its audited statutory financial statements for the previous year.
     United States. CastlePoint Insurance Company is subject to regulation by the State of New York, its state of domicile. Under New York State insurance law, CastlePoint Insurance Company may not, during any 12-month period, declare or pay dividends in excess of the lesser of 10% of its policyholders surplus as shown on its last filed financial statement or 100% of CastlePoint Insurance Company’s adjusted net income during such period, without obtaining the New York State Insurance Department’s prior approval. All dividends paid by CastlePoint Insurance Company may only be paid out of earned surplus. CastlePoint Insurance Company did not declare a dividend in 2007.
     Additional U.S. licensed insurance companies we may acquire or form and capitalize will be subject to regulation by their respective states of domicile. Under most U.S. state insurance laws, prior regulatory approval is generally required for the payment of dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve month period exceed the greater of 10% of statutory capital and surplus or the prior calendar year’s net income or net investment income. Additionally, dividends generally may only be paid out of an insurer’s earned surplus.
Sources and Uses of Cash and Cash Flows

     The primary sources of cash of our operating subsidiaries are net premiums received, investment income and commission income. In addition, we may raise cash from public offerings and from the issuance of debt.
     Our principal ongoing consolidated cash requirements are expected to be the capitalization of our existing operating subsidiaries, our operating expenses, our possible acquisition or formation of one or more additional U.S. licensed insurance companies, subject to receipt of regulatory approvals, net cash settlements under insurance risk sharing and reinsurance agreements, payment of losses and loss adjustment expenses, commissions paid to program underwriting managers, ceding commissions to insurance companies including Tower, excise taxes, operating expenses and payments under our service and expense sharing agreements with Tower. In addition, we will need cash to enable us to make strategic investments in some of our clients and potential clients, including Tower, as well as to pay dividends to our shareholders and to service the debt on the subordinated debentures of $103.1 million issued by CastlePoint Management in December 2006, and on the subordinated debentures of $30.9 million issued by CastlePoint Bermuda Holdings in September 2007.
     Further, while insurance regulations differ by location, insurers and reinsurers are generally required to maintain certain minimum levels of capital and/or risk-based capital, the calculation of which typically includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations. We may acquire or form and capitalize one or more additional U.S. licensed insurance companies in 2008. We anticipate that the purchase price for any additional U.S. licensed insurance companies that we may acquire would consist of the amount to be paid for the value of the target company’s insurance licenses (in our experience, typically no more than $200,000 per state license, depending upon lines of authority) and the amount of its statutory capital and surplus, as well as the value of the business if an ongoing operating insurance company is purchased. See “Item 1: Business—Licensing of U.S. Insurance Companies.”
     For the year ended December 31, 2007, net cash provided by operating activities was approximately $140.7 million compared to $62.6 million for the year ended December 31, 2006. The increase in net cash provided by operations resulted primarily from the increase in collected premiums as a result of the growth in premiums written. For the year ended December 31, 2007 net cash flows used in investing activities was approximately $162.8 million compared to $385.8 million for the year ended December 31, 2006, which consisted of purchases and sales of investments.
     The net cash flows provided by financing activities for the year ended December 31, 2007 were approximately $140.2 million, which primarily consisted of approximately $114.5 million in net proceeds from the IPO after all offering expenses and net proceeds from the issuance of subordinated debentures of approximately $29.0 million by CastlePoint Bermuda Holdings, less dividends paid to shareholders of $3.6 million, as compared to $357.9 for the year ended December 31, 2006, which primarily consisted of approximately $249.2 million in net proceeds from the private offering, net proceeds from issuance of subordinated debentures of approximately $96.9 and $15.0 million in net proceeds from Tower Group’s initial investment in the Company, less dividends paid to shareholders of $2.2 million.
     On March 28, 2007, the Company completed its initial public offering at an initial offering price per share of $14.50, in which (i) the Company sold 8,697,148 shares it registered on its own behalf, and (ii) selling shareholders sold 119,500 shares the Company registered on their behalf. The net proceeds to the Company, after deducting underwriting discounts of approximately $8.5 million and other offering expenses of approximately $3.6 million, were approximately $114 million. The gross proceeds to the selling shareholders were approximately $1.7 million in the aggregate, and net proceeds to the selling shareholders were approximately $1.6 million in the aggregate. The Company did not receive any of the proceeds of the sale by the selling shareholders. As of December 31, 2007, we have used approximately $70.0 million of these net proceeds to further capitalize CastlePoint Re, and we intend to use the remaining proceeds of the initial public offering to either further capitalize CastlePoint Re or capitalize any U.S. licensed insurance companies we may acquire or form in the future, to make strategic acquisitions or investments, or for general corporate purposes.
     In 2007 we received cash, and in 2008 we expect to receive cash, from direct and assumed premiums collected, net cash settlements under our insurance risk sharing and reinsurance agreements, fee income for services provided, investment income and proceeds from sales and redemptions of investments. We also expect that we will raise additional funds in the future through additional equity and/or additional debt financings.
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
     We constantly monitor and review our internal capital allocation, the performance of our investment portfolio, the need for new debt and or new capital raises and potential acquisitions.
Catastrophes
     We estimate that, as of December 31, 2007 and as of December 31, 2006, CastlePoint Re’s probable maximum loss relating to a one in one hundred year property catastrophe event was approximately $28.2 million and $27 million, respectively, based upon computer modeling techniques utilized by us that are commonly used in the insurance industry. The comparable probable maximum loss for CastlePoint Insurance is estimated to be $15 million at December 31, 2007. As we grow our business, we anticipate that our probable maximum loss will increase.

Additionally, although we currently seek to limit our probable maximum loss to 10% of our policyholders’ surplus, in the event of such a property catastrophe event, we cannot predict what our actual losses would be.
Income Taxes
     We are subject to U.S. federal, state and local income tax requirements in the states in which we operate. We are not subject to income tax in Bermuda. Actual tax expense is based on taxable earnings reported by our U.S. operations arising from underwriting results, investment income and other income less expense items. Our effective tax rate reflects the proportion of taxable income recognized by our operating subsidiaries, including CastlePoint Management Company and CastlePoint Insurance Company and any U.S. based subsidiaries we expect to acquire or form and capitalize in the future, subject to receipt of regulatory approvals, that generally will be taxed at the U.S. corporate income rate (35%), and CastlePoint Re, which is exempt from corporate tax. CastlePoint Management is taxed by New York State at the rate of 7.5%, net of the federal tax benefit. There is also a 30% withholding tax imposed on dividends, if any, paid to us by our U.S.-based subsidiaries.
Inflation
     Property and casualty insurance and reinsurance premiums are established based upon our estimates at the time of the amount of losses and loss adjustment expenses that have been incurred in the past for similar types of business. We attempt to estimate the potential impact of inflation on losses and loss adjustment expenses in establishing our premiums, but we cannot be certain about the extent to which inflation may affect such amounts. Inflation in excess of the levels we have assumed could cause losses and losses adjustment expenses to be higher than we anticipated and therefore insurance and reinsurance premiums to be inadequate.
     Substantial future increases in inflation could also result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and produce unrealized losses.
Investments
     The Company has developed specific investment objectives and guidelines for the management of its investment portfolio. These investment guidelines stress capital preservation and maximization of after tax investment income through the maintenance of liquidity, risk diversification and credit quality. Generally, we invest our assets in relatively liquid, high-grade fixed maturity securities of relatively short duration. We seek to manage our credit risk through issuer and industry diversification and interest rate risk by monitoring the duration and structure of the portfolio. Despite the prudent focus of these objectives and guidelines, the Company’s investments are subject to general market risk, as well as to risks inherent to particular securities.
     The following table summarizes our investment portfolio at December 31, 2007.

	Market Value
	($ millions)	Avg Rating	Notes

Government and Government Agencies	8.8	AAA

Asset-Backed (“ABS”):
Auto loans and credit card receivables	54.0	AAA
Subprime	2.5	AAA	(1)

Total ABS	56.5

Mortgages:
RMBS — Agency	154.9	AAA
RMBS — Non-Agency	66.4	AAA
CMBS	66.1	AAA

Total Mortgages	287.4		(2)

Corporates	132.3	A+

Total Fixed Maturities	485.0

Equities:
ABS Bond Fund (40% Subprime)	13.9	BBB	(1)
Preferred Stocks	14.2	A+
Trust Preferred Bond Fund	9.9	BBB
Securitized Bank Loan Bond Fund	2.3	BBB
Public Mortgage REIT Common Stocks	2.1	n/a

Total Equities	42.4

Total Available For Sale Investments	527.4	AA

(1)	sold subsequent to December 31, 2007

(2)	All mortgages are directly held; there are no mortgages held in any funds
     The aggregate fair market value of our available-for-sale investments as of December 31, 2007 was $527.4 million, which excludes our investment in common trust securities of the three statutory business trusts described under “—Off-Balance Sheet Transactions” below and excludes our investment in a limited partnership. Our fixed maturity securities as of this date had a fair market value of $485.0 million and an amortized cost of $484.5 million. Short-term investments were carried at fair value of $0 as of December 31, 2007 compared to $51.6 million as of December 31, 2006.
     At December 31, 2007 we held $153.6 million of cash and cash equivalents, which include all securities that, at their purchase date, have a maturity of 90 days or less, of which $30 million was uninvested cash resulting from the proceeds from the offering by CastlePoint Bermuda Holdings of trust preferred securities, which we received at the end of September 2007. The average yield on cash and cash equivalents held at December 31, 2007 was approximately 3.5%. During 2007, our investment manager recommended overweight positions in mortgages, favoring pass-through instruments and high quality collateralized mortgage obligations and commercial mortgage backed securities. Our investment manager recommended underweight positions in virtually all other sectors. However, since we did not wish to materially increase our exposure to mortgages at this time, we decided to maintain a relatively high amount of cash and cash equivalent balances.
     The fair value pricing of our fixed maturity and equity securities at December 31, 2007 is generally based on current marks provided by indices and reputable pricing services and, to a lesser extent, established broker-dealers who routinely make a market in the securities being priced. To the best of our management’s knowledge, substantially all of the prices represent observable prices, including similar securities in active markets, identical or similar securities in an inactive market or market corroborated inputs. Our investment managers and the funds in which we have invested have represented to us that no securities have been priced utilizing unobservable inputs.
     The portfolio duration of the fixed maturity securities at December 31, 2007 was approximately 2.24 years (1.97 years at December 31, 2006) and the average credit rating was AA (AA+ at December 31, 2006).
     Included in the “Fixed maturity securities” on the balance sheet at December 31, 2007, the Company held $343.9 million ($187.7 million at December 31, 2006), at fair value in residential mortgage-backed, commercial mortgage-backed and asset backed securities (reflecting primarily assets backed by automobile loans and credit card receivables, with approximately $2.5 million of the asset backed securities being backed by home equity loans at December 31, 2007). Of the total residential and commercial mortgage-backed securities of $287.4 million, approximately 77% were residential mortgage-backed securities (“RMBS”) and 23% were commercial mortgage-backed securities (“CMBS”). Approximately $155 million of the RMBS were backed by U.S. government or government charted agencies. The remaining fixed maturity securities at December 31, 2007 and December 31, 2006 consisted primarily of corporate securities in the amount of $132.3 million with an average rating of A+ at December 31, 2007 ($89.2 million at December 31, 2006) and are distributed over the following industries — banks, brokerage, insurance, other finance, media, pipelines and utilities.
     Included in “Equity securities” on the balance sheet at December 31, 2007, the Company held an investment in the amount of $13.9 million in a fund that invests in primarily floating rate mortgage and asset backed securities with 40% of the funds assets invested in home equity loans backed by subprime mortgages at December 31,2007. As further described below, we recorded an other-than-temporary impairment charge at December 31, 2007 in the amount of $7.1 million on this investment and then subsequently sold this investment on February 1, 2008 for an additional loss of $0.2 million. Additionally, we have no Alternative A (defined as risks falling between prime and subprime) mortgage exposure in our portfolio or in any of the funds in which we have invested. Also in this category we have an investment of $9.9 million in a fund comprised of primarily investment grade securities with a focus on the financial institutions segment of the credit markets (i.e., primarily trust preferred, subordinated debt and preferred securities). We also hold a $2.3 million investment in a fund investing primarily in securitized bank loans and we hold $2.1 million of publicly traded common stocks whose purpose is to own various mortgage backed securities, including CMBS, non-agency RMBS, and RMBS backed by

U.S. government or government chartered agencies. We recorded an other-than-temporary impairment charge on these common stock securities at December 31, 2007 in the amount of $1.8 million because we do not necessarily have the intent to hold these securities until full recovery. The remaining investments in this category are preferred stocks in the finance and banking industries in the amount of $14.2 million with an average rating of A+.
     We constantly monitor our exposure to “real estate” related securities (i.e., commercial and residential mortgage backed securities, asset backed securities backed by home equity loans and mortgage real estate investment trust (“REIT”) securities, whether directly held or held in a fund). Our total exposure to real estate related securities at December 31, 2007 of $306.0 million represented 44.1% of cash and invested assets. At December 31, 2007, of the total $306.0 million exposure to real estate related securities, $284.0 million was rated AAA, of which $154.9 million were U.S. obligations backed by U.S. government or government chartered agencies. Of the remaining $22.0 million, $20.2 million was rated BBB (including the average BBB rating of the underlying securities of an investment in a fund in the amount of $13.9 million) and $1.8 million was rated BB. The $13.9 million represents an investment in a fund (included in equity securities, see above and below) with 40% subprime exposure that was subsequently sold in 2008. We recorded an other-than-temporary impairment charge at December 31, 2007 in the amount of $7.1 million and recorded a loss on the sale in 2008 of $0.2 million. The $2.5 million of assets backed by home equity loans represents subprime exposure and is rated AAA. We recorded an other-than-temporary impairment loss on these securities at December 31, 2007 in the amount of $33,000, since we did not have the intent to hold these securities until a full recovery. We subsequently sold these securities in February 2008 for a loss of $65,000. Therefore, as of the date of this annual report, we have no subprime or Alternative A exposure.
     At December 31, 2007, we held an investment of $8.5 million in a limited partnership that invests in municipal bonds. Approximately 82% of the fund securities are rated AAA and 18% are rated AA. Approximately 64% of the bonds are insured.
     At December 31, 2007, we had gross unrealized gains of $4.8 million and gross unrealized losses of $5.9 million. Of the $5.9 million of gross unrealized losses, $1.4 million is attributable to corporate fixed maturities, $2.9 million is attributable to mortgage and asset backed securities, and $1.7 million is attributable to equities.
     Corporate Fixed Maturities. The unrealized loss position of $1.4 million in corporate fixed maturities relates to 17 securities all rated BBB or above and all of which have been in an unrealized loss position for less than 12 months as of December 31, 2007. The security with the largest unrealized loss in this group of $0.6 million is Lehman Brothers Holdings, Inc., issued May 17, 2007, with a coupon of 5.86% and a book yield of 6.04%, rated A-. The brokerage sector has been negatively impacted by the general market disruptions caused by the significant decline in market liquidity. The remaining corporate securities are distributed over the following industries — banks, brokerage, insurance, other finance, media, pipelines and utilities. The impairment on all fixed corporate maturities is considered temporary at December 31, 2007 and is generally the result of widening spreads during the fourth quarter. The Company has both the ability and intent to hold these securities until a full recovery of fair value, which may not be until maturity.

     Mortgage and Asset Backed Securities. The unrealized loss in mortgage and asset backed securities of $2.9 million relates to 23 issues, with 18 issues rated AAA ($0.2 million), 4 issues rated BBB ($2.0 million) and 1 issue rated BB ($0.7 million). All of these securities, except for certain positions with unrealized losses amounting to $11,000, had been in an unrealized loss position for less than 12 months as of December 31, 2007. The five securities rated BBB and BB are CMBS and were purchased after June 30, 2007. Since all five securities are rated less than AA, a cash flow analysis was performed pursuant to Emerging Issues Task Force (“EITF”) 99-20. None of these securities indicated a reduction in cash flow on a present value basis from what was originally expected at the date of purchase. The impairment on all mortgage and asset backed securities, except as discussed below, is considered temporary at December 31, 2007 and is due to the market disruptions caused by the significant decline in market liquidity affecting this sector. The Company has both the ability and intent to hold these securities until a full recovery of fair value, which may not be until maturity.
     Equity Securities. The unrealized loss in equity securities of $1.7 million relates to 9 issues. These securities had been in an unrealized loss position for less than 12 months as of December 31, 2007. The largest single equity security in an unrealized loss position at December 31, 2007 was an investment in a fund comprised primarily of collateralized bank loans with an unrealized loss of $0.7 million. The loans have floating rates. The collateralization makes the loans structurally senior in priority to corporate bonds from the same issuers, providing additional credit protection. This security had been in an unrealized loss position for less than 6 months as of December 31, 2007. The unrealized loss is due to market disruptions caused by the significant decline in market liquidity and the general spread widening during the fourth quarter. The remaining unrealized loss of $1.0 million is comprised of 8 preferred stock issues with no individual unrealized loss at December 31, 2007 exceeding $0.2 million. The Company has both the ability and intent to hold all equity securities that were in a loss position at the end of 2007, other than the securities discussed below, until a full recovery of fair value.
     At December 31, 2007, we recorded charges for other-than-temporary impairments of $9.0 million primarily relating to an investment in a fund, an investment in three asset backed securities backed by subprime credit and in four equity securities.
•	The unrealized loss on the fund was $7.1 million and was in an unrealized loss position for 7-12 months. The market value at December 31, 2007 was 66% of cost. The fund consists of primarily floating rate mortgage and asset backed securities with 40% of the fund’s assets invested in home equity loans backed by subprime mortgages. The average credit rating of the fund, based on the ratings of the underlying securities, is BBB. We sold our position in the fund on February 1, 2008 and realized a loss of $0.2 million, after recording the other-than-temporary impairment charge at year end.

•	The unrealized loss on the three ABS backed by subprime credit was $33,000 at year end and were in an unrealized loss position for less than 6 months. They are rated AAA. We have subsequently sold these three securities in February 2008 and recorded a $65,000 realized loss, after recording the other-than-temporary impairment charge at year end.

•	The unrealized loss on the four equity securities, all of which are mortgage real estate investment trusts (“REITs”), was $1.8 million and these securities were in an unrealized loss position for less than twelve months. The market values at December 31, 2007 were 54% of cost. These four equity securities are all publicly traded mortgage REITs whose purpose is to own various mortgage backed securities, including CMBS, and agency and non-agency residential MBS. To date, these equity securities continue to generate the earnings necessary to continue the dividend payments. However, the biggest risk of not generating earnings and therefore discontinuing dividend payments is if the funds are forced to unwind holdings due to the inability to borrow against current holdings due to market prices that are based on distressed sale levels vs. actual value. Based on the magnitude of the unrealized loss and the time period it may take for full recovery, we do not necessarily have the intent to hold these securities until full recovery. Therefore, we considered them other-than-temporarily impaired at December 31, 2007.
Subordinated Debt
     As further described below, in December 2006 and September 2007, we borrowed $103.1 million and $30.9 million, respectively, the proceeds of which were used for general corporate purposes, including acquisition and capitalization of CastlePoint Insurance Company using the funds generated from the December 2006 borrowing. Also, in December 2006 we made a $40 million investment in Tower’s non-cumulative convertible perpetual preferred stock, all of which was redeemed by Tower in January 2007. We used the proceeds of such redemption to further capitalize CastlePoint Insurance Company. Further, we received approximately $114 million in net proceeds from our initial public offering in March 2007. We utilized $70 million of these proceeds to further capitalize CastlePoint Re, and we are holding the remainder at the holding company level for general corporate purposes.
     In November and December 2006, our subsidiary, CastlePoint Management, formed two statutory trusts for the purpose of issuing trust preferred securities to institutional purchasers in transactions not requiring registration under the Securities Act. Additionally, in September 2007, our subsidiary, CastlePoint Bermuda Holdings, formed a statutory trust for the purpose of issuing trust preferred securities to institutional purchasers in transactions not requiring registration under the Securities Act. We own all of the common trust securities of these trusts. On December 1, 2006, the first trust issued $50.0 million of trust preferred securities in a private placement and invested the proceeds thereof and the proceeds from the sale of the common securities of the trust in exchange for approximately $51.5 million of junior subordinated debentures issued by CastlePoint Management. On December 14, 2006, the second trust issued $50.0 million of trust preferred securities in a private placement and invested the proceeds thereof and the proceeds from the sale of the common securities of the trust in exchange for approximately $51.5 million of junior subordinated debentures issued by CastlePoint Management. On September 27, 2007, the third trust issued $30.0 million of trust preferred securities in a private placement and invested the proceeds thereof and the proceeds from the sale of the common securities of the trust in exchange for approximately $30.9 million of junior subordinated debentures issued by CastlePoint Bermuda Holdings.

     The subordinated debentures are unsecured obligations of CastlePoint Management and CastlePoint Bermuda Holdings and are subordinated and junior in right of payment to all its present and future senior indebtedness. CastlePoint Management and CastlePoint Bermuda Holdings and CastlePoint Holdings issued guarantees in favor of the holders of the preferred securities of the trusts, all of which provide for full and unconditional guarantee of the guaranteed securities. All of these subordinated debentures have stated maturities of thirty years. CastlePoint Management and CastlePoint Bermuda Holdings have the option to redeem any or all of the subordinated debentures beginning five years from the date of issuance, at the principal amount plus accrued and unpaid interest. The interest rate on the subordinated debentures is a combination fixed and floating rate with a fixed rate equal to 8.66% per annum with respect to the subordinated debentures issued on December 1, 2006, 8.551% per annum with respect to the subordinated debentures issued on December 14, 2006, and equal to 8.39% per annum with respect to the subordinated debentures issued on September 27, 2007, all during the first five years, after which the interest rate will be equal to the three month London Interbank Offered Rate (“LIBOR”) plus 3.5% per annum (calculated quarterly). If CastlePoint Management or CastlePoint Bermuda Holdings chose to redeem the subordinated debentures, the trusts would then redeem the trust preferred securities at the same time.
Posting of Security by Our Non-U.S. Operating Subsidiaries
     We anticipate that CastlePoint Re will not be licensed, accredited or otherwise approved as a reinsurer anywhere in the United States. All U.S. jurisdictions prohibit insurance companies from taking credit for reinsurance obtained from unlicensed or non-admitted insurers on their U.S. statutory financial statements without appropriate security. Therefore, insurance companies in these jurisdictions will only receive credit for reinsurance purchased from CastlePoint Re to the extent that CastlePoint Re provides adequate security for the reinsurance obligations. This type of security is typically provided by posting a letter of credit for the benefit of the primary insurer or through the deposit of assets into a trust fund established for the benefit of the primary insurer in accordance with state regulation. The amount of the letter of credit or trust is generally required to be adjusted each calendar quarter. Under the terms of the quota share reinsurance agreements between CastlePoint Re and Tower’s insurance companies, CastlePoint Re is required to provide security to Tower’s insurance companies to support reinsurance recoverables owed to these reinsureds in a form acceptable to the insurance commissioners of the State of New York and Commonwealth of Massachusetts, the domiciliary states of Tower’s insurance companies. CastlePoint Re is also required by its reinsurance agreements with its other cedents to collateralize amounts through a letter of credit, cash advance, funds held or a trust account meeting the requirements of the applicable state insurance regulations. If we are unable to provide the necessary security, insurance companies may be prohibited from purchasing our reinsurance products, which could adversely affect us.
     In connection with posting of security as described above, CastlePoint Re will file annual statements in the states of domicile of its reinsureds, to the extent required.
     In addition, CastlePoint Re entered into a trust agreement to establish a trust fund in the United States as security for U.S. policyholders and third-party claimants in connection with seeking to qualify as an eligible or approved excess or surplus lines insurer in certain U.S. jurisdictions.
     As of December 31, 2007, CastlePoint Re had trust accounts for the benefit of its reinsureds totaling approximately $216.7 million, an increase of approximately $118.9 million since December 31, 2006. In addition, as of December 31, 2007, CastlePoint Re had letters of credit in the amount of $1.4 million. As of December 31, 2007, CastlePoint Insurance Company also had trust assets in the amount of $8.0 million. CastlePoint Re and CastlePoint Insurance earn and collect the interest on the trust funds. For more information, see Note 11 “Commitments and Contingencies” to our audited financial statements as of and for the year ended December 31, 2007 and the year ended December 31, 2006.
Off-Balance Sheet Arrangements
     In 2006, we formed two Delaware statutory business trusts of which CastlePoint Management owns all of the common trust securities, to facilitate the trust preferred financing completed in December 2006.
     In 2007 we formed a third Delaware statutory business trust of which CastlePoint Bermuda Holdings owns all of the common trust securities, to facilitate the trust preferred financing completed in September 2007. For additional information, see Note 17 “Debt” to our audited financial statements as of and for the year ended December 31, 2007 included elsewhere in this report.
Contractual Obligations
     The following table summarizes our contractual obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity in future periods. Changes in our business needs and other factors may cause these estimates to change.
($ in thousands)

Contractual		Less Than			More than
Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Subordinated debentures(1)	$134,022	$—	$—	$—	$134,022
Capital leases
Operating leases(2)	2,199	845	1,004	350	—
Purchase obligations	—	—	—	—	—
Loss reserves(3)	121,426	33,618	37,020	25,427	25,361
Interest expense on debt	324,441	11,123	22,245	22,245	268,828
Total	$582,088	$45,586	$60,269	$48,022	$428,211

(1)	For a description of the terms of the subordinated debentures, see “—Our Liquidity and Capital Resources” above.

(2)	We lease and/or sublease office space in (i) Hamilton, Bermuda, (ii) New York, New York and (iii) Lisle, Illinois. CastlePoint Re executed a sublease agreement for premises in Hamilton, Bermuda, as of September 1, 2006, which is expected to expire on June 30, 2012. In December

2007, CastlePoint Re increased the amount of space at these premises it has been occupying since 2006, with a five-year term of such lease commencing on July 1, 2007. CastlePoint Re’s current sublease arrangement requires monthly payments of $14,599. CastlePoint also leased three residential premises (on behalf of certain of its employees located in Bermuda) on varying terms. CastlePoint Management and CastlePoint Insurance Company currently sublease office space in New York, New York from Tower Insurance Company of New York, at its cost, pursuant to an arrangement covered by the service and expense sharing agreement between these parties. CastlePoint Management currently leases office space in Lisle, Illinois which expires on June 30, 2008.

(3)	The timing and amounts of actual claims payments related to loss reserves vary based on many factors, including large individual losses, changes in the legal environment, as well as general market conditions. The ultimate amount of the claims payments could differ materially from the amounts estimated by us. For more information regarding estimates for unpaid loss and loss adjustment expenses, as well as factors affecting potential payment patterns of reserves for actual and potential claims related to our lines of business, see “Critical Accounting Estimates—Losses and Loss Adjustment Expense Reserves” above. Certain of our lines of business may have loss experience characterized as low frequency and high severity. This may result in significant variability in loss payment patterns and, therefore, may impact the related asset/liability investment management process.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk: changes in interest rates, changes in credit quality of issuers of investment securities and reinsurers, and changes in equity prices. Specifically, rising rates result in a decline in market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk. We understand these risks and take certain measures to contain these risks. Because some of our investments will be in small insurance companies and program underwriting managers with which we do business, such investments may have no trading market and may be illiquid.
Credit Risk
     Our credit risk is the potential loss in market value resulting from adverse change in the borrower’s ability to repay its obligations. Our investment objectives are to preserve capital, generate investment income and maintain adequate liquidity for the payment of claims and debt service. We seek to achieve these goals by investing in a diversified portfolio of securities. We manage credit risk through regular review and analysis of the credit worthiness of all investments and potential investments.
     We also have other receivable amounts subject to credit risk. To mitigate the risk of these counterparties’ nonpayment of amounts due, we establish business and financial standards for reinsurer approval, incorporating ratings and outlook by major rating agencies and considering then-current market information. We continually review our receivables and set up an allowance for doubtful accounts when amounts are past due or when there is a possibility that an account is uncollectible.
Equity Risk
     Equity risk is the risk that we may incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices will primarily result from our holdings of common stocks, funds and other equities. Our portfolio of equity securities is carried on the balance sheet at fair value.
     Portfolio characteristics are analyzed regularly and market risk will be actively managed through a variety of modeling techniques. If we invest in equity securities, concentrations in any one company or industry will be limited by parameters established by senior management, as well as by statutory requirements. In addition, we may make strategic investments, including potential acquisitions in small insurance companies and program underwriting agents with which we do business, in order to build a distribution system that sources a significant portion of our overall business from these clients. In certain cases, these strategic investments may have no trading market and thus may be illiquid.
Interest Rate Risk
     Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities.
     For fixed maturity securities, short-term liquidity needs and the potential liquidity needs for our business are key factors in managing our portfolio. We use modified duration analysis to measure the sensitivity of the fixed income portfolio to changes in interest rates. Our portfolio duration is relatively short at 2.24 years at December 31, 2007.
Sensitivity Analysis
     Sensitivity analysis is a measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, we select a hypothetical change in interest rates that reflects what we believe are reasonably possible near-term changes in those rates. The term “near-term” means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
     In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes investments in fixed maturities.
     For invested assets, we use modified duration modeling to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to U.S. Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2007.

     The following table summarizes the estimated change in fair value on our fixed maturity portfolio including short-term investments based on specific changes in interest rates as of December 31, 2007:

	Estimated Increase	Estimated Percentage
	(Decrease) in Fair Value	Increase (Decrease)
Change in Interest Rate	($ in thousands)	in Fair Value

300 basis points rise	(47,651)	(9.7)%
200 basis points rise	(31,,293)	(6.4)%
100 basis points rise	(15,023)	(3.1)%
100 basis points decline	12,781	2.6%
200 basis points decline	23,854	4.8%
300 basis points decline	35,009	7.1%
     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of market-sensitive instruments of $15.0 million or 3.1% based on a 100 basis point increase in interest rates as of December 31, 2007. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 89.8% of our total invested assets as of December 31, 2007.
     As of December 31, 2007, we had a total of $134.0 million of outstanding debt, all of which is outstanding junior subordinated debentures underlying trust securities issued by our wholly owned statutory business trusts carrying a fixed interest rate during the first five years, after which the interest rate will become floating and equal to the three month LIBOR rate plus 3.5% per annum (calculated quarterly). If LIBOR rates increase, the amount of interest payable by us would also increase. For more information about the junior subordinated debentures, see “—Our Liquidity and Capital Requirements” above.
Item 8. Financial Statements and Supplementary Data
     See our consolidated Financial statements and notes thereto and required Financial statement schedules on pages F-1 through F-35 and S-1 through S-7 below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed with or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.
     In connection with the evaluation process described above, we have not identified any changes in our internal control over financial reporting that occurred during the three months ended December 31, 2007, that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
Not applicable
Item 10. Directors and Executive Officers of the Registrant
     The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.
Item 11. Executive Compensation
     The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
     The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services
     The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.
Item 15. Exhibits and Financial Statement Schedules

The following documents are included in this report:
(1) Financial Statements beginning on page F-1 are filed as part of this report.
(2) The Financial Statement Schedules beginning on page S-1 of this report are filed as a part of this report.
(3) Exhibits

Exhibit No.	Description

*3.1	Memorandum of Association of the Company

3.2	Amended and Restated Bye-Laws of the Company, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007

**4.1	Form of Common Share Certificate

**4.2	Amended and Restated Warrant, effective April 6, 2006, granted by the Company to Tower Group, Inc.

*4.3	Registration Rights Agreement, dated as of April 4, 2006, by and between the Company and Friedman, Billings, Ramsey & Co., Inc.

*4.4	Registration Rights Agreement, dated as of April 4, 2006, by and between the Company and Tower Group, Inc.

*10.1	Employment Agreement, dated as of April 4, 2006, between CastlePoint Holdings, Ltd. and Michael H. Lee

††10.2	Employment Agreement, dated as of April 4, 2006, between Joel S. Weiner and CastlePoint Holdings, Ltd.

**10.3	Employment Agreement, dated as of May 1, 2006, between CastlePoint Reinsurance Company, Ltd. and Joseph P. Beitz

††10.4	Employment Agreement, dated as of January 16, 2007, between Gregory T. Doyle and CastlePoint Holdings, Ltd.

*10.5	2006 Long-Term Equity Compensation Plan

*10.6	Form of Stock Option Agreement for Executive Employee Recipients of Options under 2006 Long-Term Equity Compensation Plan

*10.7	Form of Stock Option Agreement for Non-Employee Director Recipients of Options under 2006 Long-Term Equity Compensation Plan

Exhibit No.	Description

*10.8	Master Agreement, dated as of April 4, 2006, among the Company, CastlePoint Management Corp., Tower Group, Inc., Tower Insurance Company of New York and Tower National Insurance Company

††10.9	Addendum No. 1 to Master Agreement, dated as of April 4, 2006, between the Company and Tower Group, Inc.

**10.10	Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, effective as of April 1, 2006, among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York and Tower National Insurance Company

**10.11	Amended and Restated Traditional Program Business Quota Share Reinsurance Agreement, effective as of April 1, 2006, among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York and Tower National Insurance Company

**10.12	Amended and Restated Specialty Program Business and Insurance Risk Sharing Business Quota Share Reinsurance Agreement, effective as of April 1, 2006, among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York and Tower National Insurance Company

Exhibit No.	Description

††10.13	Amendment No. 1 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, dated as of August 30, 2006, among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York and Tower National Insurance Company

††10.14	Amendment No. 1 to Amended and Restated Traditional Program Business Quota Share Reinsurance Agreement, dated as of August 30, 2006, among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York and Tower National Insurance Company

††10.15	Amendment No. 1 to Amended and Restated Specialty Program Business and Insurance Risk Sharing Business Quota Share Reinsurance Agreement, dated as of August 30, 2006, among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York and Tower National Insurance Company

†10.16	Parent Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company

†10.17	Guarantee Agreement, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company

†10.18	Indenture, dated as of December 1, 2006, between CastlePoint Management Corp. and Wilmington Trust Company

†10.19	Amended and Restated Declaration of Trust, dated as of December 1, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators

†10.20	Parent Guarantee Agreement, dated as of December 14, 2006, between CastlePoint Holdings, Ltd. and Wilmington Trust Company

Exhibit No.	Description

†10.21	Guarantee Agreement of CastlePoint Management Corp., dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company

†10.22	Indenture, dated as of December 14, 2006, between CastlePoint Management Corp. and Wilmington Trust Company

†10.23	Amended and Restated Declaration of Trust, dated as of December 14, 2006, among Wilmington Trust Company as Institutional Trustee, Wilmington Trust Company, as Delaware Trustee, CastlePoint Management Corp., as Sponsor, and Joel Weiner, James Dulligan and Roger Brown, as Administrators

†††10.24	Program Management Agreement entered into as of January 1, 2007 between CastlePoint Management Corp. and Tower Insurance Company of New York

††10.25	Form of Program Management Agreement between CastlePoint Management Corp. and Tower National Insurance Company

††10.26	Service and Expense Sharing Agreement, entered into as of October 1, 2006, between CastlePoint Management Corp. and Tower Insurance Company of New York

††10.27	Employment Offer Letter, dated as of July 1, 2006, between CastlePoint Management Corp. and Mark Dale

††10.28	Consulting Agreement and Release, dated January 1, 2007, between CastlePoint Management Corp. and Mark Dale

††10.29	Exchange Agreement, dated as of January 11, 2007, between CastlePoint Management Corp. and Tower Group, Inc.

10.30	Management Agreement, dated as of July 1, 2007, by and between CastlePoint Insurance Company and Tower Risk Management Corp., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007

10.31	Amendment No. 2 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, between Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007

10.32	Amendment No.3 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, among Tower Insurance Company of New York, Tower National Insurance Company and CastlePoint Reinsurance Company, Ltd., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007

10.33	Indenture between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, as Trustee, dated September 27, 2007, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 1, 2007

10.34	Guarantee Agreement dated September 27, 2007 by and between CastlePoint Bermuda Holdings, Ltd. and Wilmington Trust Company, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2007

Exhibit No.	Description

10.35	Amended and Restated Declaration of Trust, dated September 27, 2007, by Wilmington Trust, as Institutional Trustee and as Delaware Trustee; Castlepoint Bermuda Holdings, Ltd. as Sponsor, and Trust Administrators Roger A. Brown, Joel S. Weiner and James Dulligan, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2007

10.36	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, dated September 27, 2007 by CastlePoint Bermuda Holdings, Ltd. in favor of Wilmington Trust Company as Institutional Trustee, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 1, 2007

10.37	Amendment No. 4 to Amended and Restated Brokerage Business Quota Share Reinsurance Agreement, dated July 1, 2007 by and among Tower Group, Inc., Tower Insurance Company of New York and CastlePoint Reinsurance Company, Ltd.

10.38	Aggregate Excess of Loss Reinsurance Agreement dated October 1, 2007 by and among Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Indemnity Company and North East Insurance Company, and CastlePoint Insurance Company

10.39	Aggregate Excess of Loss Reinsurance Agreement dated October 1, 2007 by and among Tower Insurance Company of New York and CastlePoint Insurance Company

10.40	Service Agreement dated May 1, 2007 by and among Tower Risk Management Corp. and CastlePoint Management Corp.

†††21.1	List of subsidiaries of the Company

†††23.1	Consent of PricewaterhouseCoopers (Bermuda)

†††31.1	Chief Executive Officer – Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

†††31.2	Chief Financial Officer – Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

†††32	Chief Executive Officer and Chief Financial Officer – Certification pursuant to Sarbanes- Oxley Act of 2002 Section 906

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-134628) filed on June 1, 2006.

**	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333- 134628) filed on September 25, 2006.

***	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333- 134628) filed on November 22, 2006.

†	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333- 139939) filed on January 11, 2007.

††	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333- 139939) filed on February 28, 2007.

†††	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLEPOINT HOLDINGS, LTD.
Date: March 31, 2008	By:	/s/ Michael H. Lee
Michael H. Lee
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 31, 2008.

Signature	Capacity

/s/ Michael H. Lee	Chief Executive Officer and Director
Michael H. Lee	(principal executive officer)

/s/ Joel S. Weiner	Chief Financial Officer
Joel S. Weiner	(principal financial officer)

/s/ Richard M. Barrow	Chief Accounting Officer
Richard M. Barrow	(principal accounting officer)

/s/ Gregory T. Doyle	Director
Gregory T. Doyle

/s/ William A. Robbie	Director
William A. Robbie

/s/ Robert S. Smith	Director
Robert S. Smith

/s/ Jan Van Gorder	Director
Jan Van Gorder

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PricewaterhouseCoopers
Chartered Accountants
Dorchester House
7 Church Street
Hamilton HM11
Bermuda
Telephone +1 (441) 295 2000
Facsimile +1 (441) 295 1242
www.pwc.com/bermuda
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of CastlePoint Holdings, Ltd:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CastlePoint Holdings, Ltd. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the years ended December 31, 2007 and 2006 and the period from November 16, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers
Hamilton, Bermuda
March 31, 2008
A list of partners can be obtained from the above address
PricewaterhouseCoopers refers to the members of the worldwide PricewaterhouseCoopers organization

CastlePoint Holdings, Ltd.
Consolidated Balance Sheets
($ in thousands)

	December 31,
	2007	2006
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $484,523 for 2007; $293,878 for 2006)	$484,972	$295,527
Equity securities, available-for-sale, at fair value (cost $43,927 for 2007; $0 for 2006)	42,402	—
Short-term investments, available-for-sale, at fair value (amortized cost $0 for 2007; $51,626 for 2006)	—	51,638

Total available-for-sale investments	527,374	347,165
Investment in Tower preferred stock	—	40,000
Investment in Partnership, equity method	8,503	—
Common trust securities—statutory business trusts, equity method	4,022	3,094

Total investments	539,899	390,259
Cash and cash equivalents	153,632	34,784
Accrued investment income	4,064	2,211
Assumed premiums receivable (primarily with related parties—See note 3)	125,597	44,930
Premiums receivable—programs (primarily with related parties—See note 3)	9,083	1,295
Prepaid reinsurance premiums	3,475	—
Deferred acquisition costs (primarily with related parties—See note 3)	73,073	30,363
Deferred income taxes	7,051	1,089
Deferred financing fees	3,673	3,084
Other assets	7,196	3,327

Total Assets	$926,743	$511,342

Liabilities and Shareholders’ Equity
Liabilities
Loss and loss adjustment expenses (primarily with related parties—See note 3)	$121,426	$34,192
Unearned premium (primarily with related parties—See note 3)	217,518	86,181
Assumed losses payable (primarily with related parties—See note 3)	8,527	3,496
Premiums payable—programs (primarily with related parties—See note 3)	16,257	1,072
Accounts payable and accrued expenses	3,592	2,869
Other liabilities	3,595	725
Subordinated debentures	134,022	103,094

Total Liabilities	504,937	231,629

Commitments and Contingent Liabilities (Note 11)
Shareholders’ Equity
Common shares ($0.01 par value, 100,000,000 shares authorized, 38,289,430 shares issued as of December 31, 2007 and 29,580,000 shares issued as of December 31, 2006)	383	296
Additional paid-in-capital	385,057	269,472
Accumulated other comprehensive (loss) income	(1,051)	1,657
Retained earnings	37,417	8,288
Total Shareholders’ Equity	421,806	279,713

Total Liabilities and Shareholders’ Equity	$926,743	$511,342

See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Consolidated Statement of Income and Comprehensive Income
($ in thousands except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues
Net premiums earned (primarily with related parties—See note 3)	$248,364	$78,970	$—
Insurance service revenue (primarily with related parties—See note 3)	7,453	2,334	—
Net investment income	29,506	11,184	—
Net realized (loss) gain on investments	(8,236)	35	—

Total Revenues	277,087	92,523	—
Expenses
Loss and loss adjustment expenses (primarily with related parties—See note 3)	131,335	40,958	—
Commission and other acquisition expenses (primarily with related parties—See note 3)	91,602	29,405	—
Other operating expenses	17,851	12,153	36
Interest expense	9,416	557	—

Total Expenses	250,204	83,073	36

Income (loss) before income taxes	26,883	9,450	(36)
Income tax benefit	5,857	1,093	—

Net Income (loss)	$32,740	$10,543	$(36)

Comprehensive Income (loss)
Net income (loss)	$32,740	$10,543	$(36)
Other comprehensive income (loss):
Gross unrealized investment holding (losses) gains arising during period	(11,048)	1,696	—
Less: reclassification adjustment for (losses) gains included in net income	(8,236)	35	—

	(2,812)	1,661	—

Income tax benefit (expense) related to items of other comprehensive income (loss)	104	(4)	—

Total other comprehensive (loss) income	(2,708)	1,657	—

Comprehensive Income (loss)	$30,032	$12,200	$(36)

Earnings Per Share
Basic earnings per common share	$0.90	$0.47	NM
Diluted earnings per common share	$0.89	$0.47	NM

Weighted-average common shares outstanding
Basic	36,313	22,336	—
Diluted	36,635	22,336	—
Note: “NM” denotes not meaningful.
See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$32,740	$10,543
Adjustments to reconcile net income to net cash provided by (used in) operations:
Loss (Gain) on sale of investments	8,236	(35)
Depreciation and amortization	220	25
Amortization of bond premium or discount	(586)	(396)
Amortization of stock-based compensation expense	2,021	998
Amortization of deferred financing fees	110
Equity in limited partnerships	1,387	—
Deferred income tax	(5,857)	(1,093)
Warrants issued	—	4,605
Increase in assets:
Accrued investment income	(1,853)	(2,211)
Assumed premiums receivable	(80,667)	(44,930)
Premiums receivable—programs	(7,788)	(1,295)
Prepaid reinsurance premiums	(3,475)	—
Deferred acquisition costs	(42,710)	(30,363)
Other assets	(3,776)	(750)
Increase in liabilities:
Loss and loss adjustment expenses	87,234	34,192
Unearned premium	131,337	86,181
Assumed losses payable	5,031	3,496
Premiums payable—programs	15,185	1,072
Accounts payable and accrued expenses	1,053	2,538
Other liabilities	2,891	41

Net cash flows provided by operations	140,733	62,618
Cash flows from investing activities:
Cost of fixed assets purchased	(1,547)	(331)
Purchases of investments:
Cost of fixed-maturity securities purchased	(492,618)	(418,317)
Cost of equities securities purchased	(52,867)	(40,000)
Cost of purchase of shell company (net of cash acquired)	—	(2,795)
Sale of investments:
Proceeds from sales of fixed-maturity securities	303,298	127,315
Other Investments	40,000	—
Cost of limited partnerships (purchased)/sold	(10,000)	—
Net short term investments matured (purchased )	51,626	(51,626)

Net cash flows used in investing activities	(162,108)	(385,754)
Cash flows from financing activities:
Net proceeds from subordinated debentures	29,301	96,916
Net proceeds from Tower Group, Inc.	—	15,000
Net proceeds from Private Offering	—	249,165
Net proceeds from Initial Public Offering	114,533	—
Registration costs paid and deferred	—	(942)
Dividends to shareholders	(3,611)	(2,219)

Net cash flows provided by financing activities	140,223	357,920

Increase in cash and cash equivalents	118,848	34,784
Cash and cash equivalents, beginning of period	34,784	—

Cash and cash equivalents, end of period	$153,632	$34,784

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19	$—
Cash paid for interest	$9,446	$174

*	Note: The Company commenced operations in 2006 thus there were no cash flows in 2005.
See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Consolidated Statement of Changes in Shareholders’ Equity
($ in thousands)

		Additional	Accumulated Other	Retained	Total
	Common	Paid-in	Comprehensive	Earnings	Shareholders’
	Shares	Capital	Income (loss)	(Deficit)	Equity
Balance at November 16, 2005	$—	$—	$—	$—	$—
Net (loss)	—	—	—	(36)	(36)
Net unrealized gains	—	—	—	—	—
Stock based compensation	—	—	—	—	—
Dividends to shareholders	—	—	—	—	—

Balance at December 31, 2005	—	—	—	(36)	(36)
Tower Group, Inc., proceeds	26	14,974	—	—	15,000
Private offering, net proceeds	270	248,895	—	—	249,165
Warrant to purchase common shares	—	4,605	—	—	4,605
Net income	—	—	—	10,543	10,543
Net unrealized gains	—	—	1,657	—	1,657
Stock based compensation	—	998	—	—	998
Dividends to shareholders	—	—	—	(2,219)	(2,219)

Balance at December 31, 2006	296	269,472	1,657	8,288	279,713
Initial public offering, net proceeds	87	113,564	—	—	113,651
Net income	—	—	—	32,740	32,740
Net unrealized loss	—	—	(2,708)	—	(2,708)
Stock based compensation	—	2,021	—	—	2,021
Dividends to shareholders	—	—	—	(3,611)	(3,611)

Balance at December 31, 2007	$383	$385,057	$(1,051)	$37,417	$421,806

See accompanying notes to the consolidated financial statements.

CASTLEPOINT HOLDINGS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the years, ended December 31, 2007, 2006 and the period ended 2005
Note 1—General
CastlePoint Holdings, Ltd. (the “Company”), a Bermuda holding company incorporated on November 16, 2005, was organized to provide, through its subsidiaries, property and casualty insurance and reinsurance business solutions, products and services primarily to small insurance companies and program underwriting managers in the United States. The Company’s subsidiaries are CastlePoint Bermuda Holdings, Ltd. (“CastlePoint Bermuda Holdings”), another holding company, CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”) an operating reinsurance subsidiary, CastlePoint Management Corp. (“CastlePoint Management”) an insurance management company and CastlePoint Insurance Company (“CastlePoint Insurance Company”) an operating insurance company licensed in New York and New Jersey.
On February 6, 2006, Tower Group, Inc. (“Tower”), a Delaware corporation that is publicly traded in the U.S. and the Company’s sponsor, invested $15.0 million in the Company in consideration of receiving 2,555,000 shares of the Company’s common shares. At that time, the Company and Tower entered into a master agreement (“Master Agreement”) that set forth the terms and conditions under which the companies would do business with each other over the subsequent three years. References herein to “Tower” refer to Tower Group, Inc. and its subsidiaries, which include Tower Insurance Company of New York (“TICNY”), Tower National Insurance Company (“TNIC”) and its managing general agency, Tower Risk Management (“TRM”).
On April 4 and 5, 2006, the Company issued a total of 27,025,000 common shares in a private offering for net proceeds of $249.2 million. The Company used these proceeds and the $15.0 million Tower invested in the Company prior to the private offering as follows: (1) approximately $250.0 million to capitalize the Company’s reinsurance subsidiary, CastlePoint Re; and (2) approximately $14.0 million to capitalize the Company’s intermediate Bermuda holding company, CastlePoint Bermuda Holdings, which owns CastlePoint Re.
On March 28, 2007, the Company completed its initial public offering at an initial offering price per share of $14.50, in which (i) the Company sold 8,697,148 shares it registered on its own behalf, and (ii) certain selling shareholders sold 119,500 shares the Company registered on their behalf. The managing underwriters for the initial public offering were Friedman, Billings, Ramsey & Co., Inc., Keefe, Bruyette & Woods, Inc., Cochran Caronia Waller Securities LLC and Piper Jaffray & Co. The aggregate proceeds of the offering were approximately $127.8 million, of which the gross proceeds to the Company were approximately $126.1 million. Net proceeds to the Company, after deducting underwriting discounts of approximately $8.5 million and other offering expenses of approximately $3.6 million, were approximately $114 million. The gross proceeds to the selling shareholders were approximately $1.7 million in the aggregate, and net proceeds to the selling shareholders were approximately $1.6 million in the aggregate. The Company did not receive any of the proceeds of the sale by the selling shareholders. Following the initial public offering, the Company filed a second Registration Statement on Form S-1, as amended (Registration No. 333-1346628) covering the resale by selling shareholders named therein of 26,646,589 common shares originally issued by the Company in the private offering completed April 2006. The Company will not receive any proceeds from the sales of selling shareholders pursuant to this registration statement. On March 7th 2008, the Company terminated its shelf registration statement that was filed in August 2007 for the shares purchased in the private offering in April 2006. As a result of modifications to the SEC rules that became effective February 15, 2008, non affiliated shareholders who still own the private offering shares may sell their shares in an open market without the shelf registration.
In November and December 2006, CastlePoint Management formed two statutory business trusts, CastlePoint Management Statutory Trust I and CastlePoint Management Statutory Trust II (“Trust I” and “Trust II”, or collectively, the “Trusts”), of which the Company owns all of the common trust securities. In September 2007, CastlePoint Bermuda Holdings formed a statutory business trust, CastlePoint Bermuda Holdings Statutory Trust I (the “CPBH

Trust”), of which the Company owns all of the common trust securities. For additional information see Note 17—“Debt”.
On December 4, 2006, CastlePoint Management purchased 40,000 shares of Tower’s Series A non-cumulative convertible redeemable perpetual preferred stock (“the Tower Preferred Stock”) with a $0.01 par value per share and a $1,000 liquidation preference per share for an aggregate amount of $40 million. As part of this agreement, the Company also obtained an extension of the Master Agreement for one year and the right of first refusal on any loss portfolio transfers that Tower might cede during the life of the Master Agreement. The dividends on Tower Preferred Stock were non-cumulative and payable quarterly at a rate of 8.66% per annum. Tower redeemed all of its perpetual preferred stock held by CastlePoint Management on January 26, 2007, at the redemption price of $40 million in the aggregate plus approximately $0.3 million in interest that was paid in January 2007. The proceeds of such redemption were used to further capitalize CastlePoint Insurance. Although Tower effected such redemption, CastlePoint retained the right of first refusal from Tower, with respect to any insurance companies Tower may acquire during the term of the Master Agreement, subject to the receipt of any necessary regulatory approvals, to assume such companies’ historical losses pursuant to a loss portfolio transfer agreement (which must be on mutually acceptable market competitive terms) if Tower desires to cause these insurance companies to effect loss portfolio transfers.
On December 4, 2006, CastlePoint Management purchased from Tower all of the issued and outstanding capital stock of a company known at that time as Tower Indemnity Company of America, subsequently renamed to CastlePoint Insurance in early 2007. As of December 31, 2007, CastlePoint Insurance Company is a licensed insurer in New York and New Jersey. As of July 1, 2007 CastlePoint Insurance Company writes direct and assumed insurance business, on an admitted basis, in New York and will write in New Jersey once it completes further necessary regulatory filings and receives necessary regulatory approvals in New Jersey, as well as in those states in which it subsequently applies to become, and is approved as, a licensed insurer.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the financial statements of CastlePoint Holdings, Ltd. and its wholly-owned subsidiaries, CastlePoint Bermuda Holdings, CastlePoint Re, CastlePoint Management and CastlePoint Insurance Company and their respective finance subsidiaries. These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances have been eliminated in consolidation. Business segments results are presented gross of all material inter-segment transactions. The accompanying financial statements present the financial position of CastlePoint Holdings, Ltd. and its subsidiaries at December 31, 2007 and 2006 and its operations for the years, ended December 31, 2007, 2006 and the period ended 2005.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Premiums Earned
Premiums on insurance and reinsurance policies issued by the Company’s operating subsidiaries are considered short-duration contracts. Accordingly, premium revenue, including direct writings and reinsurance assumed, net of premiums ceded to reinsurers, is recognized as earned in proportion to the amount of insurance protection provided on a pro-rata basis over the terms of the underlying policies with the unearned portion being reported as unearned premium. Prepaid reinsurance premiums represent the unexpired portion of reinsurance premiums ceded.
Reinsurance Accounting

Reinsurance arrangements are those that qualify for reinsurance accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” Management believes the Company’s reinsurance arrangements qualify for reinsurance accounting in accordance with SFAS 113. Management has evaluated its reinsurance arrangements and determined that insurance risk is transferred to the reinsurers. Reinsurance agreements have been determined to be short-duration prospective contracts and are earned in proportion to the amount of reinsurance protection provided on a pro-rata basis over the terms of the underlying policies with the unearned portion being reported as unearned premium. These premiums can be subject to estimates based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period in which they are determined.
Liability for Loss and Loss Adjustment Expenses
The liability for loss and loss adjustment expenses represents management’s best estimate of the ultimate cost of all reported and incurred but not reported losses that are unpaid as of the balance sheet date. The liability for loss and loss adjustment expenses is estimated on an undiscounted basis, using individual case-basis valuation, statistical analyses, and various actuarial procedures. Management believes that the reserves for loss and loss adjustment expenses are adequate to cover the ultimate cost of losses and claims to date; however, because of the uncertainty from various sources, including changes in reporting patterns, claims settlement patterns, judicial decisions, legislation, and economic conditions, actual loss experience may not conform to the assumptions used in determining the estimated amounts for such liability at the balance sheet date. As adjustments to these estimates become necessary, such adjustments are reflected in current operations.
The Company’s losses and loss adjustment expense reserves, for both reported and unreported claims obligations, are maintained to cover the estimated ultimate liability for all of the Company’s insurance and reinsurance obligations. Losses and loss adjustment expense reserves are categorized in one of two ways: (i) case reserves, which represent unpaid losses and loss adjustment expenses as reported by cedents to the Company or as estimated by the Company’s claims adjusters retained by the Company, and (ii) incurred but not reported reserves, or IBNR reserves, which are reserves for losses and loss adjustment expenses that have been incurred, but have not yet been reported to the Company, as well as additional amounts relating to losses already reported, that are in excess of case reserves. IBNR reserves are estimates based on all information currently available to the Company and are reevaluated on a quarterly basis utilizing the most recent information supplied by the Company’s cedents and by the Company’s own claims adjusters.
For insurance business the Company generally reserves separately by line of business. The Company generally reserves for each reinsurance treaty that the Company reinsures separately, so that the Company is able to take into consideration the underlying loss development patterns of each ceding company to the extent supported in the data reported by each ceding company. While ceding companies may report their own estimates of IBNR, the Company independently analyzes the losses for each treaty, and consequently the Company may choose to establish IBNR reserves in an amount different from the amount reported by the ceding company.
Cash and Cash Equivalents
Cash and cash equivalents are carried at cost, which approximates fair value, and include all securities that, at their purchase date, have a maturity of 90 days or less.
Investments
The Company accounts for its investments generally in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), which requires that fixed-maturity and equity securities that have readily determinable fair values be segregated into categories based upon the Company’s intention for those securities. In accordance with SFAS No. 115, the Company has classified its fixed maturity securities and equity securities as available-for-sale. The Company may sell its available-for-sale securities in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Investments in limited partnerships are accounted for under the equity method, at cost or at fair value, depending upon the nature of the partnership and the Company’s ownership interest. See “—Investments in partnerships and other funds” below. Short term investments are securities with a remaining maturity of less than one year at the date of purchase and are classified as available for sale.

Fixed maturity and equity securities: Marketable fixed-maturity securities and equity securities are reported at their estimated fair values based primarily on quoted market prices from a recognized pricing service or a broker- dealer, with unrealized gains and losses, net of tax effects, excluded from net income and reported as a separate component of accumulated other comprehensive income in shareholders’ equity. Premiums and discounts on fixed maturity investments are charged or accreted to income over the anticipated life of the investment. Net investment income, consisting of interest and dividends, net of investment expenses, is recognized when earned and included in “Net investment income” in the accompanying statement of income. Realized investment gains and losses on the sale of investments are determined based on the specific identification method and are included in the accompanying statement of income.
Investments in partnerships and other funds: Investments in limited partnerships where the Company has more than a minor interest are accounted for under the equity method of accounting pursuant to Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” and classified on the balance sheet as “Investments in partnerships, equity method.” The Company’s share of net income is reported in the Company’s net investment income. The Company calculates its share of net income on the basis of the Company’s ownership percentage. Investments in limited partnerships where the Company’s interest is considered to be minor and all other fund investments are accounted for at either cost or fair value and classified on the balance sheet as “Equity securities.” For these investments, net investment income and realized gains and losses are recognized as related distributions are received. Unrealized gains (losses), net of tax effects, are excluded from net income and reported as a separate component of accumulated other comprehensive income in shareholders’ equity. The Company calculates its fair value on the basis of the Company’s ownership percentage generally using the net asset value.
Common trust securities—statutory business trusts: The Company’s investment in the common trust securities of the trusts are reported as investments in separately in the balance sheet. The securities are recorded using the equity basis of accounting, which currently approximates original cost.
Impairment of investment securities and limited partnerships results in a charge to net realized gains or losses on investments when market value decline below cost is deemed to be other-than-temporary. The Company regularly reviews all investments to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, attention is focused on those securities where fair value has been less than 80% of the amortized cost or cost, as appropriate, for six or more consecutive months. In evaluating potential impairment, management considers, among other criteria: the current fair value compared to amortized cost or cost, as appropriate; the length of time the security’s fair value has been below amortized cost or cost; management’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in value; specific credit issues related to the issuer; and current economic conditions. Other-than-temporary impairment losses result in a charge to income and a permanent reduction of the cost basis of the underlying investment.
Premiums Receivable/Payable—Programs
For all policies written, CastlePoint Management has the authority and responsibility to collect, account, provide receipt for and remit premiums; and to hold all monies, including premiums, return premiums and monies received in a fiduciary capacity. Program business is currently produced by an agent appointed by CastlePoint Management; therefore premiums are agency billed and are due to CastlePoint Management net of commission. Net premiums due from agents are recorded as premiums receivable on the balance sheet. Premiums payable to insurance companies, after deducting any management fee due to CastlePoint Management, are recorded as premiums payable—programs.
Commission Income/Expenses—Programs
Direct commission revenue from the Company’s insurance services segment is earned as the related insurance policies are placed in relation to the services discussed below, which are provided in performing the Company’s program business. Agency commission expenses are commissions paid to agents, which are calculated as a percentage of premiums placed and recorded as commission expenses. The services provided by the Company include marketing and oversight of the programs. Fees for services such as policy and claims administration and insurance technology are negotiated at market terms. When such services are rendered, the fees for such services are charged either as an amount per policy or per claim or as a percentage of premium. The Company recognizes such fees as income over the period in which such services are rendered. In addition, the Company may source these services from Tower pursuant to the service and expense sharing agreement described in Note 3—“Related Party Transactions.”
Assumed Commission Expense
Assumed commission expense on reinsurance premiums assumed is expensed in a manner consistent with the recognition of reinsurance premiums assumed, generally on a pro-rata basis over the terms of the policies reinsured. Certain reinsurance agreements contain provisions where the ceding commission rates vary based on the loss experience under the agreements. The Company records adjustments to the assumed commission expense in the period in which changes in the estimated loss ratio are determined. The Company records such assumed commission expense based on its current estimate of subject losses.
Deferred Acquisition Costs
Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract acquisition costs, including assumed commissions and other direct operating expenses are deferred and recognized as expense as related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable.
Debt Issuance Cost
The issuance costs related to the issuance of the junior subordinated debentures by CastlePoint Management and CastlePoint Bermuda Holdings have been recorded as deferred financing fees and are being amortized over the term of the debentures using the effective interest method.
Income Taxes
The Company records taxes on its U.S. subsidiaries in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income taxes are recognized for tax payable or refundable for the current year and deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In accordance with SFAS No. 109, deferred tax assets and liabilities are determined using enacted tax rates applicable to the period in which the temporary differences are expected to be recovered or settled. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
SFAS No. 109 requires that all deferred income tax assets be given full recognition, subject to the possible provision of an allowance when it is determined that this asset is unlikely to be realized. The Financial Accounting Standards Board (“FASB”) developed a threshold by which the valuation is to be measured, the “more-likely-than-not” criterion. The process of evaluating whether a valuation allowance is needed involves the weighing of both positive and negative factors to determine whether, based on the available evidence, it is more likely than not that the deferred tax assets will be realized. Positive factors (those suggesting that an allowance is not necessary) that the Company considers include: evidence of sufficient future taxable income and evidence of the existence of prudent tax planning strategies that would permit realization of the deferred tax asset.
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) , an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The relevant company has to determine whether it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company reviewed whether it is more likely than not that its tax positions will be sustained upon examination and concluded that it had no uncertain tax positions as of December 31, 2007 that meet the FIN 48 criteria for measurement and disclosure.
Equity Compensation Plans
The Company accounts for its share compensation plans in accordance with SFAS No. 123-R, “Share-Based Payment.” Accordingly, the Company recognizes the compensation expense for awards of stock options and restricted stock, based on the fair value of the award on the date of grant, over the vesting period, which is the requisite service period. The fair value of the awards will amortize ratably over the vesting period as a charge to compensation expense and an increase to additional paid in capital in Shareholders’ Equity.
Earnings Per Share
In accordance with SFAS No. 128, “Earnings Per Share”, the Company measures earnings per share at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing income allocable to common shareholders by the weighted average number of shares outstanding during the period, excluding any issued but unvested restricted shares. Diluted earnings per share is calculated by dividing income allocable to common shareholders by the weighted average number of shares outstanding during the period, as adjusted for the potentially dilutive effects of stock options, warrants, unvested restricted shares and/or convertible preferred stock, unless such common equivalent shares are anti-dilutive.
Offerings and Incorporation Expense
Offering expenses incurred in connection with the Company’s initial public offering in March 2007 and the common share offering in April 2006, were recorded as a reduction in paid in capital. Offering expenses incurred in connection with the Company’s registration statement for an offering by selling shareholders in August 2007, were recorded as expense.
Incorporation expenses not related to the raising of capital are expensed as incurred and included in other operating expense.
Intangible Assets
The Company has recorded, as an identifiable intangible asset, state insurance licenses acquired through the purchase of CastlePoint Insurance Company. The Company believes that these licenses have an indefinite useful life. In accounting for such assets, the Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company does not amortize the licenses but evaluates the recoverability of the assets on an annual basis. An impairment loss is recognized if the carrying value of an intangible asset is not recoverable and its carrying value exceeds its fair value. No impairment losses were recognized in 2007.
Fixed Assets
Furniture, computer equipment, leasehold improvements and software are reported at cost less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment and software is for three years, servers for five years, furniture for seven years and leasehold improvements for the term of the lease.
Variable Interest Entities
In December 2003, the FASB issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN46 (R)”), which establishes accounting guidance for the identification of a variable interest entity (“VIE”) and the consolidation of a VIE by the party deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. The Company has applied the guidance in FIN 46(R) in determining that the Trusts meet the definition of a VIE and that the Company is not the primary beneficiary. See Note 17—“Debt.”
Segment Reporting
The Company manages its operations through three reportable segments: insurance, reinsurance and insurance services. See Note 15—“Segment Information.”
Recent Accounting Developments
In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No.133 and SFAS No.140. This standard permits fair value re-measurement of an entire hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; narrows the scope exemption applicable to interest-only strips and principal-only strips from SFAS 133 and clarifies that only the simplest separations of interest payments and principal payments qualify as not being subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is intended to require more consistent accounting that eliminates exemption and provides a means to simplify the accounting for hybrid financial instruments. This statement is effective for all financial instruments acquired or issued after January 1, 2007. The implementation of SFAS No. 155 has not had a material impact on the Company’s financial position or operating results.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for years beginning after November 15, 2007. The Company has determined the implementation of SFAS 157 will not have a material impact on its consolidated results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The objective is to improve financial reporting by providing the entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is expected to expand the use of fair value measurement. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently reviewing the impact SFAS 159 will have on its consolidated results of operations and financial position. The Company did not elect to implement the fair value option for eligible financial assets and liabilities as of January 1, 2008.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 141(R) will have on its consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial position or results of operations.
Note 3—Related Party Transactions
The Company and/or its subsidiaries are parties to a Master Agreement, certain reinsurance agreements, management agreements and service and expense sharing agreements with Tower and/or its subsidiaries. In addition, CastlePoint Re participates as a reinsurer on certain of Tower’s excess of loss reinsurance agreements. The transactions listed below are classified as related party transactions, as each counterparty may be deemed to be an affiliate of the Company.
The Company sub-leases the space in New York, New York for the headquarters of its subsidiaries, CastlePoint Management and CastlePoint Insurance Company, from Tower Insurance Company of New York, a subsidiary of Tower, at its cost.
Reinsurance Agreements: In April 2006, CastlePoint Re entered into three multi-year quota share reinsurance agreements with Tower’s insurance subsidiaries which will expire in April 2010: the brokerage business quota share reinsurance agreement, the traditional program business quota share reinsurance agreement, and the specialty program business and insurance risk-sharing business quota share reinsurance agreement. In 2007, under the brokerage business quota share agreement 49% was ceded to CastlePoint Reinsurance Company in the first quarter; 40% to CastlePoint Reinsurance Company and 9% to CastlePoint Insurance Company in the second quarter; and 40% was ceded to CastlePoint Reinsurance Company in the third and fourth quarter. There were no changes during the year ended December 31, 2007 to the arrangements with Tower pursuant to the traditional program business quota share reinsurance agreement and the specialty program business and insurance risk-sharing business quota share reinsurance agreement which ceded 50% and 85% respectively.
The Company and Tower jointly submitted two aggregate excess of loss reinsurance agreements for the brokerage business for review by the New York State Insurance Department. These agreements remain subject to regulatory review and are deemed approved and in effect. The purpose of the two aggregate excess of loss reinsurance agreements is to cause the loss ratios for the brokerage business of CastlePoint Insurance Company and Tower to be approximately equal. Under the first agreement, Tower will reinsure 85% (the percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by Tower and CastlePoint Insurance Company) of CastlePoint Insurance Company’s brokerage business losses that are in excess of a specified loss ratio for brokerage business written through Tower Risk Management Corp., and under the second agreement CastlePoint Insurance Company will reinsure 15% (the percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by Tower and CastlePoint) of Tower’ brokerage business losses that are in excess of a specified loss ratio for brokerage business. Under both agreements, the loss ratio is calculated net of premiums paid for and losses recovered from specific excess reinsurance, property catastrophe reinsurance and facultative reinsurance, if any, which inure to the benefit of the agreement, and before any cessions to quota share reinsurance. For the three months ended December 31, 2007 premiums ceded to Tower for the aggregate excess of loss treaty were $0.8 million and premiums assumed from Tower for the same corresponding aggregate excess of loss treaty were $0.8 million. Also CastlePoint Insurance Company ceded net $0.3 million incurred losses for the same period.
Premiums receivable from and losses payable to Tower as of December 31, 2007 were $105.4 million and $1.7 million, respectively, compared to $42.4 million and $3.5 million as of December 31, 2006. The unearned premium reserves and loss reserves with Tower as of December 31, 2007 were $175.2 million and $108.8 million, respectively, compared to $80.7 million and $33.2 million as of December 31, 2006. Deferred acquisition costs were

$61.7 million and $28.0 million as of December 31, 2007 and December 31, 2006, respectively. The total underwriting impact related to the agreements with Tower discussed above is as follows:
The following summarizes the consolidated related party transactions as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	($in thousands)
Net premiums earned	$201,959	$76,963
Net losses incurred	103,154	39,940
Net commission expense	72,835	26,534
Management Agreements: In June 2007 the Company and Tower filed alternative insurance risk-sharing agreements and related business management agreements for brokerage business so that Tower’s brokerage business would be written directly in CastlePoint Insurance Company with Tower Risk Management as the program manager of the business for fees which are explained below. The New York State Insurance Department has approved the business management agreement regarding the brokerage business and the aggregate excess of loss agreements in connection with the insurance risk sharing are considered to be deemed approved.
The business management agreement for brokerage business dated July 1, 2007 with Tower Risk Management Corp. has been approved by the New York State Insurance Department and provides that Tower Risk Management Corp., a subsidiary of Tower, is authorized to write brokerage business using CastlePoint Insurance Company ‘s policies and manage such business for CastlePoint Insurance Company. For managing such business, Tower Risk Management Corp. is paid a management fee calculated using the sliding scale formula that was originally intended by the Master Agreement to be paid to Tower Insurance Company of New York for managing the brokerage business, net of specific aggregate and property catastrophe excess of loss reinsurance costs. The sliding scale commission provides that Tower Risk Management’s commission for the brokerage business is 31% of net premiums written which can increase to 33% or decline to 28% depending on the loss ratio.
CastlePoint Management is a party to program management agreements with Tower and certain of its subsidiaries, whereby CastlePoint Management performs certain underwriting and claims services with respect to the traditional program business and specialty program business. Premiums collected and due to Tower for program business at December 31, 2007 and 2006 were $8.6 million and $1.1 million respectively. For years ended December 31, 2007 and 2006, CastlePoint Management recorded commission revenue of $6.3 million and $2.3 million, respectively, from Tower.
Service and Expense Sharing Agreements: CastlePoint Management is a party to service and expense sharing agreements with Tower and certain of its subsidiaries. Tower charged CastlePoint Management $0.7 million and $0.5 million for the years ended December 31, 2007 and 2006 respectively, for services rendered in support of CastlePoint Management’s infrastructure as contemplated by the service and expense sharing agreements.
In addition to the services rendered in support of CastlePoint Management’s infrastructure, Tower rendered services for CastlePoint Management’s program business contemplated by the service and expense sharing agreements. For these services, Tower charged CastlePoint Management $0.5 million and $0.2 million for the years ended December 31, 2007 and 2006 respectively.
Note 4—Investments
The amortized cost and fair value of the total available-for-sale investments as of December 31, 2007 and 2006 were as follows (in 000’s):

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($in thousands)
December 31, 2007:
Bonds:
US Government and agencies securities	$8,598	$214	$—	$8,812
Corporate fixed maturities	132,268	1,372	(1,370)	132,270
Mortgage & asset-backed securities	343,623	3,124	(2,857)	343,890

Total fixed maturities	484,489	4,710	(4,227)	484,972

Equity Securities	44,036	28	(1,662)	42,402

Total available-for-sale investments	$528,525	$4,738	$(5,889)	$527,374

December 31, 2006:
Bonds:
U.S. Government and agencies securities	$18,650	$19	$(9)	$18,660
Corporate fixed maturities	88,785	398	(22)	89,161
Mortgage & asset-backed securities	186,443	1,342	(78)	187,707

Total fixed maturities	293,878	1,759	(109)	295,528

Short term investments	51,626	12	(1)	51,637

Total available-for-sale investments	$345,504	$1,771	$(110)	$347,165

A summary of the amortized cost and fair value of the Company’s investment in fixed-maturity securities as of December 31, 2007, and 2006 by contractual maturity is shown below. Actual maturity may differ from contractual maturity because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Amortized cost and fair value of the Company’s investment in fixed-maturity securities as of December 31, 2007 and 2006 is shown below:

	Amortized	Estimated
Years to Maturity	Cost	Fair Value
	($ in thousands)
December 31, 2007
Less than one year	$25,482	$25,541
One to five years	73,578	74,646
Five to ten years	15,440	15,507
Due after ten years	26,366	25,388
Mortgage and asset-backed securities	343,657	343,890

Total fixed maturities	$484,523	$484,972

December 31, 2006
Less than one year	$8,557	$8,558
One to five years	96,622	96,996
Five to ten years	2,256	2,266
Mortgage and asset-backed securities	186,443	187,707

Total fixed maturities	$293,878	$295,527

Major categories of the Company’s net investment income are as follows:

	December 31,
	2007	2006
	($ in thousands)
Income:
Fixed maturity securities:	$23,843	$8,908
Short term securities	164	100
Dividends on common stock	2,209	—
Dividends on preferred stock	498	250
Limited Partnerships	(1,497)	—
Cash and cash equivalents	5,523	2,378

Total	$30,740	$11,636
Expenses:
Investment expenses	$1,234	$452

Net Investment income	$29,506	$11,184

Pursuant to the equity method of accounting, the results of the Company’s investment in a limited partnership (loss of $1.5 million) for the year ended December 31, 2007 was included in net investment income. This loss is comprised of the Company’s equity share of net investment income of $0.5 million, realized gains of $0.2 million and an unrealized loss of $2.2 million. There were no investments in limited partnerships in 2006.
Proceeds from the sale of fixed maturity securities were $302.6 million and $127.3 million as of December 31, 2007 and December 31, 2006, respectively. The Company’s net realized gains/(losses) and the change in net unrealized appreciation/(depreciation) on investments, net of deferred taxes, are as follows:

	December 31,
	2007	2006
	($ in thousands)
Fixed maturities:
Gross realized gains	$864	$41
Gross realized losses	(158)	(6)

Net realized gains	706	35

Equities:
Gross realized gains	—	—
Gross realized losses	(8,945)	—

Net realized losses	(8,945)	—

Cash equivalents:
Gross realized gains	9	—
Gross realized losses	(6)	—

Net realized gains	3	—

Total net realized (losses) gains	$(8,236)	$35

Change in net unrealized (depreciation) appreciation on investments:
Fixed maturities—available for sale	(1,167)	1,661
Equities—available for sale	(1,645)	—

Total investments	$(2,812)	$1,661

Deferred taxes	104	(4)

Change in net unrealized (depreciation) appreciation on investments, net of tax	(2,708)	1,657

Total net realized (losses) gains and change in net unrealized (depreciation) appreciation on investments	$(10,944)	$1,692

Substantially all of the Company’s invested assets that were in an unrealized loss position at December 31, 2007 and 2006 had all been held for less than 12 months and are as follows:

		Less than 12 Months			More than 12 Months			Total
	Number of			Unrealized			Unrealized			Unrealized
	Positions	Book Value	Fair Value	losses	Book Value	Fair Value	losses	Book Value	Fair Value	losses
	($ in thousands)

As of December 31, 2007
Corporates	17	$28,206	$26,836	$(1,370)	$—	$—	$—	$28,206	$26,836	$(1,370)
Mortgage & asset backed	23	77,757	74,911	(2,846)	3,669	3,658	(11)	81,426	78,569	(2,857)

Total fixed maturities	40	105,963	101,747	(4,216)	3,669	3,658	(11)	109,632	105,405	(4,227)
Equities	9	21,383	19,721	(1,662)	—	—	—	21,383	19,721	(1,662)

Total	49	$127,346	$121,468	$(5,878)	$3,669	$3,658	$(11)	$131,015	$125,126	$(5,889)

As of December 31, 2006
US Gov’t/Agency	3	$4,660	$4,670	$(10)	$—	$—	$—	$4,660	$4,669	$(9)
Corporates	10	11,693	11,671	(22)	—	—	—	11,693	11,671	(22)
Mortgage & asset backed	17	31,822	31,744	(78)	—	—	—	31,822	31,744	(78)

Total fixed maturities	30	48,175	48,085	(110)	—	—	—	48,175	48,084	(109)
Short term	2	1,757	1,757	—	—	—	—	1,757	1,756	(1)

Total	32	$49,932	$49,842	$(110)	$—	$—	$—	$49,932	$49,840	$(110)

At December 31, 2007, the Company had 49 securities in a gross unrealized loss position amounting to $5.9 million of which $4.3 million (40 securities) was attributable to fixed maturities and $1.6 million (9 securities) was attributable to equity securities. Of the $4.3 million attributable to fixed maturities, $3.6 million was rated investment grade. The remaining $0.7 million unrealized loss was attributed to one security rated BB. This is a commercial mortgage backed security (CMBS) that represents the Company’s single largest unrealized loss in a fixed maturity security. This security has been in an unrealized loss position for less than 6 months. The market value at December 31, 2007 of the security is 66% of amortized cost. The largest single unrealized loss in an equity security was $0.7 million, representing an investment in a fund primarily comprised of collateralized bank loans.
Corporate Fixed Maturities — The unrealized loss position of $1.4 million in corporate fixed maturities relates to 17 securities all rated BBB or above and all in an unrealized loss position for less than 12 months as of December 31, 2007. The security with the largest unrealized loss in this group of $0.6 million is Lehman Brothers Holdings, Inc, issued May 17, 2007, with a coupon of 5.86% and a book yield of 6.04%, rated A-. The brokerage sector has been negatively impacted by the general market disruptions caused by the significant decline in market liquidity. The remaining corporate securities are distributed over the following industries — banks, brokerage, insurance, other finance, media, pipelines and utilities. The impairment on all fixed corporate maturities is considered temporary at December 31, 2007 and is generally the result of widening spreads during the fourth quarter. The Company has both the ability and intent to hold these securities until a full recovery of fair value, which may be maturity.
Mortgage and Asset Backed Securities — The unrealized loss in mortgage and asset backed securities of $2.9 million relates to 23 issues, with 18 issues rated AAA ($0.2 million), 4 issues rated BBB ($2.0 million) and 1 issue rated BB ($0.7 million). All of these securities, except for certain positions with unrealized losses amounting to $11,000, had been in an unrealized loss position for less than 12 months as of December 31, 2007.. The five securities rated BBB and BB are CMBS and were purchased after June 30, 2007. Since all five securities are rated less than AA, a cash flow analysis was performed pursuant to Emerging Issues Task Force (“EITF”) 99-20. None of these securities indicated a reduction in cash flow on a present value basis from what was originally expected at the date of purchase. The impairment on all mortgage and asset backed securities, except as discussed below, is considered temporary at December 31, 2007 and is due to the market disruptions caused by the significant decline in market liquidity affecting this sector. The Company has both the ability and intent to hold these securities until a full recovery of fair value, which may be maturity.

Equity Securities — The unrealized loss in equity securities of $1.7 million relates to 9 issues. These securities are in an unrealized loss position for less than 12 months as of December 31, 2007. The largest single equity security in an unrealized loss position at December 31, 2007 was an investment in a fund comprised primarily of collateralized bank loans with an unrealized loss of $0.7 million. The loans have floating rates. The collateralization makes the loans structurally senior in priority to corporate bonds from the same issuers, providing additional credit protection. This security has been in an unrealized loss position for less than 6 months. The unrealized loss is due to market disruptions caused by the significant decline in market liquidity and the general spread widening during the fourth quarter. The remaining unrealized loss of $1.0 million is comprised of eight preferred stock issues with no one unrealized loss at December 31, 2007 exceeding $0.2 million. Other than the securities discussed below, the Company has both the ability and intent to hold all equity securities in a loss position at year end, until a full recovery of fair value.
At December 31, 2007, the company recorded charges for other-than-temporary impairments of $9.0 million primarily relating to an investment in a fund, an investment in three Asset Backed Securities backed by subprime credit and four equity securities.
•	The unrealized loss on the fund was $7.1 million and was in an unrealized loss position for 7 -12 months. The market value at December 31, 2007 was 34% of cost. The fund consists of primarily floating rate mortgage and asset backed securities with 40% of the fund’s assets invested in home equity loans backed by subprime mortgages. The average credit rating of the fund, based on the ratings of the underlying securities, is BBB. We sold our position in the fund on February 1, 2008 and realized a loss of $0.2 million, after recording the other-than-temporary charge at year end.

•	The unrealized loss on the three ABS backed by subprime credit was $33,000 at year end and were in an unrealized loss position for less than 6 months. They are rated AAA. We have subsequently sold these 3 securities in February 2008 and recorded a $0.1 million realized loss, after recording the other-than-temporary charge at year end.

•	The unrealized loss on the four equity securities, all of which are mortgage real estate investment trusts (“REITs”), was $1.8 million and these securities were in an unrealized loss position for less than 12 months. The market values at December 31, 2007 were 54% of cost. These 4 equity securities are all publicly traded mortgage REITs whose purpose is to own various mortgage backed securities, including CMBS and agency and non-agency residential MBS. To date, these equity securities continue to generate the earnings necessary to continue the dividend payments. However, the biggest risk of not generating earnings and therefore discontinuing dividend payments is if the funds are forced to unwind holdings due to the inability to borrow against current holdings due to market prices that are based on distressed sale levels vs. expected longer term value. Based on the magnitude of the unrealized loss and the time period it may take for full recovery, the Company does not necessarily have the intent to hold these securities until full recovery. Therefore the Company considered them other-than-temporarily impaired at December 31, 2007.
Management believes the securities that are other-than-temporarily impaired at December 31, 2007 have been identified and are properly reflected in the financial statements.

Note 5—Property-Casualty Insurance Activity
(a) Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net
	($ in thousands)

2007
Premiums written	$86,604	$297,040	$(7,419)	$376,225
Change in unearned premiums	(71,899)	(59,437)	3,475	(127,861)

Premiums earned	$14,705	$237,603	$(3,944)	$248,364

2006
Premiums written	$—	$165,151	$—	$165,151
Change in unearned premiums	—	(86,181)	—	(86,181)

Premiums earned	$—	$78,970	$—	$78,970

2005
Premiums written	$—	$—	$—	$—
Change in unearned premiums	—	—	—	—

Premiums earned	$—	$—	$—	$—

(b) The components of the liability for loss and loss adjustment expenses as of December 31, 2007 and 2006 are as follows:

	Gross	Reinsurance
	Liability	Recoverables
	($ in thousands)

December 31, 2007
Case-basis reserves	$52,601	$—
IBNR reserves	68,825	—

Total	$121,426	$—

December 31, 2006
Case-basis reserves	$11,813	$—
IBNR reserves	22,379	—

Total	$34,192	$—

Activity in the liability for loss and loss adjustment expenses for 2007 and 2006 is summarized as follows:

	2007	2006
	($ in thousands)
Balance at January 1	$34,192	$—
Less reinsurance recoverables	—	—

	34,192	—

Incurred related to:
Current year	132,585	40,958
Prior years	(1,250)	—

Total incurred	131,335	40,958

Loss portfolio transfer	—	21

Paid related to:
Current year	24,348	6,787
Prior years	19,753	—

Total paid	44,101	6,787

Net balance at December 31,	121,426	—
Add reinsurance recoverables	—	—

Balance at December 31	$121,426	$34,192

During calendar year 2007, the Company experienced favorable development due to the Company’s brokerage business quota share reinsurance agreement with Tower and, to a lesser extent, to Tower’s property and casualty excess of loss reinsurance agreements, in which CastlePoint Re participates. The favorable development in both treaties was due to lower than expected loss emergence.
The Company’s reserves represent management’s best estimate of the ultimate unpaid cost of all losses and loss adjustment expenses incurred. Actuarial methodologies used to estimate reserves include, but are not limited to, the paid and incurred loss development methods, the loss ratio method, and the paid and incurred Bornhuetter-Ferguson methods. Due to the uncertainty associated with the reserving process, the ultimate liability may differ, perhaps significantly, from the amounts currently reserved by the Company.
The Company does not have exposure to asbestos and environmental claims.
The Company does not discount reserves and books all reserves on an undiscounted basis.
Note 6—Deferred Acquisition Costs
Acquisition costs incurred that have been deferred and amortized to income in 2007 and 2006 are as follows:

	December 31,
	2007	2006
	($ in thousands)
Deferred acquisition costs at January 1,	$30,363	$—
Cost paid during period:
Commission and brokerage	133,084	58,794
Other underwriting and acquisition costs	1,228	974

Total cost paid during period	134,312	59,768
Amortization	(91,602)	(29,405)

Deferred acquisition costs at December 31,	$73,073	$30,363

Note 7—Capital Stock
(a) Authorized and issued

The Company’s authorized share capital is 100,000,000 common shares with a par value of $0.01 each, of which there were 38,289,430 and 29,580,000 common shares issued and outstanding as of December 31, 2007 and 2006 respectively.
Tower currently holds 6.7% of the Company’s outstanding common shares. The Company also issued ten-year warrants to Tower to purchase an additional 1,127,000 of the Company’s common shares at an exercise price of $10.00 per share, which shares currently represent 2.7% of the common shares outstanding on a fully-diluted basis. The shares held by Tower, together with the shares issuable upon exercise of the Tower warrants, currently represent 9.3% of the Company’s outstanding common shares on a fully-diluted basis.
The holders of the Company’s common shares are entitled to receive dividends and are allocated one vote per share, provided that, if the controlled shares of any shareholder or group of related shareholders constitute more than 9.5% percent of the outstanding common shares of the Company, their voting power will be reduced to 9.5% percent. There are various restrictions on the ability of certain shareholders to dispose of their shares.
(b) Warrants
The warrants were issued to Tower in recognition of the full value received from Tower as the Company’s sponsor, which included the development of the Company’s business strategy, the development of the private offering to raise initial funds for the Company’s operations, and the transfer of certain executives to the Company. In consideration of Tower’s contribution, the Company issued warrants to Tower to purchase up to 1,127,000 common shares of the Company. The 1,127,000 common shares issuable upon exercise of the warrants represent what the company believed would be an acceptable number of common shares to grant to Tower to compensate Tower for its contributions to the Company. The warrants became effective as of April 6, 2006 and will expire on April 6, 2016. The warrants are exercisable at a price per share of $10.00, equal to the price per share paid by investors in the private offering.
The warrants may be settled using either the physical settlement or net-share settlement methods. The warrants have been classified as equity instruments, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The warrants were initially measured at an aggregate fair value of $4.6 million and recorded as additional paid-in capital with an offsetting charge to other operating expenses in the Statement of Income.
The fair value of the warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, of 25%, was derived from the historical volatility of the share price of a range of publicly-traded Bermuda reinsurance companies with similar types of business to that of the Company. No allowance was made for any potential illiquidity associated with the absence of public trading of the Company’s shares at that time. The other assumptions in the option pricing model were as follows: risk free interest rate of 5%, expected life of ten years and a dividend yield of 1%.
Note 8—Equity Compensation Plans
2006 Long-Term Equity Compensation Plan
The Company adopted the provision of SFAS No. 123-R effective January 1, 2006 and granted all of its stock compensation after that date. The compensation cost of awards is based on the grant-date value of those awards as calculated under SFAS No. 123-R and amortized over the vesting period. The Company’s 2006 Long-Term Equity Compensation Plan (the “Plan”) provides for grants of any option, stock appreciation right (“SAR”), restricted share, restricted share unit, performance share, performance unit, dividend equivalent or other share-based award. The total number of shares initially reserved for issuance under the Plan was 1,735,021 common shares, of which 1,126,166 options were issued to senior management and non-employee directors of the Company and its subsidiaries in 2006, and 556,254 options were issued to certain officers and employees and non-employee directors of the Company and its subsidiaries in 2007. In 2007, the number of shares authorized under the Plan was increased by 1 million shares, to a total of 2,735,021. This increase was approved on February 27, 2007 by the Company’s Board of Directors, and by the shareholders at the Company’s Annual General Meeting of Members on July 30, 2007.
The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The stock options granted to employees vest in three equal installments (14 months) over 42 months of service. For non-employee directors, the cost is expected to be recognized over the vesting period of 12 months for grants dated April 4, 2006 and over the vesting period of 36 months for grants dated March 22, 2007. Each of the Company’s three current non-employee directors received 4,094 restricted common shares during the year ended December 31, 2007, which vest after 12 months of service. No SARs have been granted to date.
The fair value of the options granted in 2006 was estimated using the Black-Scholes pricing model as of April 4, 2006, the date of the initial grant, with the following weighted average assumptions: risk free interest rate of 5.0%, dividend yield of 1.0%, volatility factors of the expected market price of the Company’s common shares of 25.0% and a weighted-average expected life of the options of 10 years. The fair value measurement objective of SFAS No. 123-R is achieved using the Black-Scholes model as the model (a) is applied in a manner consistent with the fair value measurement objective and other requirements of SFAS No.123-R, (b) is based on established principles of financial economic theory and generally applied in that field and (c) reflects all substantive characteristics of the instrument.
The fair value of the options granted in 2007 was estimated using the Black-Scholes pricing model as of March 21, 2007 and April 30, 2007 the date of the grants, respectively with the following weighted average assumptions: risk free interest rate of 5.0%, dividend yield of 1.0%, volatility factors of the expected market price of the Company’s common shares of 25.0% and a weighted-average expected life of the options of 6.2 years. The fair value measurement objective of SFAS No. 123-R is achieved using the Black-Scholes model consistent with the paragraph above.
Stock Options
The following table provides an analysis of stock option activity for the year ended December 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

STOCK OPTIONS
Outstanding, beginning of period	1,082,666	$10.00	—	—
Granted at market value 3-22-07, 04-04-06 respectively	539,447	14.50	1,126,166	10.00
Granted at market value 4-30-07	16,807	15.25	—	—
Forfeitures and expirations	(20,137)	14.50	(43,500)	10.00
Exercised	—	—	—	—

Outstanding, end of period	1,618,783	11.50	1,082,666	10.00

Exercisable, end of period	376,133	10.00	—	—

Weighted average fair value per share of options granted		4.28		4.09
Options outstanding as of December 31, 2007 and 2006 are shown on the following schedules:

	Options outstanding			Options exercisable
		Average
		Remaining
	Number of	Contractual	Average	Number of	Average
Range of Exercise Prices	Shares	Life	Exercise Price	Shares	Exercise Price
December 31, 2007:
$10 — 2006	1,082,666	8.25 years	$10.00	376,133	$10.00
$14.5 — 03/22/07	519,310	9.25 years	$14.50	—	—
$15.25 — 04/30/07	16,807	9.33 years	$15.25	—	—

Total Options	1,618,783	8.58 years	$11.50	376,133	$10.00

December 31, 2006:
$10.00	1,082,666	9.25 years	$10.00	—	—

Total Options	1,082,666	9.25 years	$10.00	—	—

As of December 31, 2007, and 2006 there was $4.0 million and $3.4 million of unrecognized compensation costs related to 1,242,650 and 1,082,666 non-vested stock options, respectively. For employees, the cost is expected to be recognized over the vesting periods of the individual options which extend up to 42 months. For non-employee directors, the cost is expected to be recognized over the vesting period of 12 months for grants dated April 4, 2006 and over the vesting period of 36 months for grants dated March 22, 2007. For the years ended December 31, 2007 and 2006, the Company recognized $2.0 million and $1.0 million of compensation expense related to share-based compensation, respectively.
As of December 31, 2007 there were $0.1 million of unrecognized compensation costs related to 12,282 non-vested restricted stock grants for non-employee directors. These will vest over 12 months.
Note 9 —Taxation
Bermuda
Under current Bermuda law, the Company has received an undertaking from the Bermuda government exempting it from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda.
United States
The Company and its non-U.S. subsidiaries believe that they do not “engage in a trade or business” in the United States. Accordingly, the Company and its non-U.S. subsidiaries have not recorded any provision for U.S. taxation.
The Company’s U.S. subsidiaries, CastlePoint Management and CastlePoint Insurance Company, are subject to income taxes and have recorded the appropriate balances for current and deferred income taxes under SFAS No. 109 as follows:

	December 31, 2007	December 31, 2006
	($in thousands)
Current federal income tax expense	$—	$2
Current state income tax expense	—	—
Deferred federal and state income tax benefit	(5,857)	(1,095)

Income tax benefit	$(5,857)	$(1,093)

Deferred tax assets and liabilities are determined using enacted tax rates applicable to the period the temporary differences are expected to be recovered or net operating losses utilized. Accordingly, the current period income tax provision can be affected by the enactment of new tax rates. The net deferred income taxes on the balance sheet reflect temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and income tax purposes, tax affected at a 35% rate for the period.
The component of deferred taxes is as follows:

	December 31, 2007	December 31, 2006
	($in thousands)
Deferred tax assets:
Claims reserve discount	$488	$—
Unearned premium	5,061	—
Stock options	653	177
Other	1,834	(4)
Net operating losses, carried forward	8,230	916

Total deferred tax assets	$16,266	$1,089
Deferred tax liabilities:
Deferred acquisition costs	$9,215	$—

Total deferred tax liabilities	9,215	—

Net deferred income tax assets	$7,051	$1,089

Based upon projections of future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences and therefore did not establish a valuation allowance for the years ended December 31, 2007 and 2006. In accordance with SFAS No. 109, the Company anticipates that the related deferred tax assets will be realized based on the generation of net commission income by CastlePoint Management and the profitable premium volume written in CastlePoint Insurance Company.
The provision for federal income tax incurred is different from that which would be obtained by applying the federal income tax rate to net income before income taxes. The items causing these differences are as follows:

	December 31, 2007	Effective Tax Rate
	($in thousands)
Income tax expense at the Federal Statutory Rate	$9,409	35%
Tax advantaged investments	(137)	-1%
State income taxes	(976)	-4%
Effect of foreign operations	(14,163)	-53%
Other	10	0%

Income tax benefit	$(5,857)	-23%

	December 31, 2006	Effective Tax Rate
	($in thousands)
Income tax expense at the Federal Statutory Rate	$3,307	35%
Effect of foreign operations	(4,407)	-47%
Other	7	0%

Income tax benefit	$(1,093)	-12%

The Company adopted the provisions of Fin 48 on January 1, 2007. The Company reviewed whether it is more likely than not that its tax positions will be sustained upon examination and concluded that it had no uncertain tax positions as of December 31, 2007 that meet the FIN 48 criteria for measurement and disclosure.
Note 10—Employee Benefit Plans
United States
The Company maintains a defined contribution Employee Pre-tax Savings Plan (the “401(k) Plan”) for its employees. The Company contributes 50% of each participant’s contribution up to 8% of the participant’s compensation.
Bermuda
The Company maintains three separate defined contribution plans for its employees, all of which are managed externally. One plan is for Bermudian employees (the “Bermuda Plan”), one is for non-U.S. and non-Bermudian employees (the “Non-Resident Plan”) and one is for U.S. citizens based in Bermuda (the 401(k) Plan). Employees are only eligible to join these plans on reaching the age of 23. For both the Bermuda and Non-Resident Plans, the Company matches the employees’ contribution at 5% of the participant’s compensation. The Company’s contribution vests over 2 years. For U.S. citizens based in Bermuda, a defined contribution Employee Pre-tax Savings Plan (401(k) Plan) is available. The Company contributes 50% of each participant’s contribution up to 8% of the participant’s compensation.
In 2007 and 2006, the Company expensed $99,395 and $31,042 for its defined contribution retirement plans, respectively. The Company does not provide defined benefit pension plans for its employees.
Note 11—Commitments and Contingencies
(a) Concentrations of credit risk
As of December 31, 2007, the Company’s assets primarily consisted of investments, cash and assumed premium receivable. The Company believes it bears minimal credit risk in its cash on deposit. Although there may be credit risk with respect to its assumed premium receivable from Tower Insurance Company of New York, an insurance company subsidiary of Tower, the Company believes these premiums will be fully collectible.
At December 31, 2007, the Company does not have aggregate investments in a single entity that are in excess of 10% of shareholders equity.
At December 31, 2007, the Company had exposure to real estate related securities in the form of mortgage backed securities (CMBS, RMBS and ABS backed by home equity loans), investment in a fund and investment in common stocks in the amount of $306.0 million or 44% of cash and invested assets. On February 1, 2008, the Company sold its investment in the fund, with an average credit rating, based on the underlying securities in the fund, of BBB, which accounted for $13.9 million of the $306.0 million of exposure at year end. The Company realized a loss of $0.2 million on this sale, after recording an impairment charge of $7.1 million at December 31, 2007. In addition, the Company sold 3 ABS securities backed by home equity loans in February 2008, all rated AAA, which accounted for $2.5 million of the $306.0 million at year end. Of the total year end mortgage related exposure of $306.0 million, $284.0 million is rated AAA, of which $154.9 million is backed by government agencies.
Subsequent to the sale of the securities post year end noted above, the Company had no exposure to subprime securities.
(b) Employment agreements

The Company has entered into various employment agreements, effective April 4, 2006 and thereafter with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.
During the year ended December 31, 2007 the company did not have any accrued severance expense. During the year ended December 31 2006, the Company recorded accrued severance expense in the amount of $0.3 million for one employee.
(c) Operating leases
The Company leases and/or subleases space in Hamilton, Bermuda, Warwick, Bermuda, New York, New York and Lisle, Illinois. CastlePoint Re executed a sublease agreement for premises in Hamilton, Bermuda, as of September 1, 2006, which is expected to expire on June 30, 2012. CastlePoint Holdings, Ltd. entered into two-year sublease agreements (on behalf of two of its employees) for two residential premises in Warwick, Bermuda as of December 22, 2006 and January 1, 2007, respectively. The terms of these sublease agreements will expire December 21, 2008 and December 31, 2008, respectively. Additionally, CastlePoint Holdings, Ltd. entered in a one-year sublease agreement (on behalf of one employee) for one residential premise in Hamilton, Bermuda as of June 1, 2007. The term of this sublease will expire May 30, 2009. CastlePoint Management currently subleases office space in New York, New York from Tower Insurance Company of New York, at its cost, pursuant to an arrangement covered by the service and expense sharing agreement between these parties. CastlePoint Management entered into an agreement to lease office space in Lisle, Illinois, as of October 1, 2006, which has been extended to expire on June 30, 2008. Future minimum lease commitments for 2008 and 2009 are $1.9 million and $0.5 million, respectively and $0.8 million thereafter.
(d) Security Requirements
As required by the Company’s reinsurance agreements with its cedents , CastlePoint Re is required to collateralize amounts through a letter of credit, cash advance, funds held or a trust account. The amount of the letter of credit or trust is to be adjusted each calendar quarter, and the required amount is to be at least equal to the sum of the following contract amounts: (i) unearned premium reserve, (ii) paid loss and loss adjustment expense payable, (iii) loss and loss adjustment expenses reserves, (iv) loss incurred but not reported, (v) return and refund premiums, and (vi) less premium receivable. As of December 31, 2007 and 2006, CastlePoint Re maintained trusts and a letter of credit in the amount of $218.1 million and $97.8 million, respectively, at State Street Bank and Trust Company, a Massachusetts trust company. As of December 31, 2007 CastlePoint Insurance Company maintained a trust at the same trust company in the amount of $8.0 million. Both CastlePoint Re and CastlePoint Insurance Company earn and collect the interest on the trust funds.
Regulatory trusts
At December 31, 2007 and 2006, U.S. Treasury Notes with fair values of approximately $2.6 million and $2.5 million, respectively were on deposit with New York state to comply with the insurance laws of the state of New York, in which CastlePoint Insurance Company is licensed.
Alien Excess or Surplus Lines Insurers
Effective July 31, 2006, CastlePoint Re entered into an “Alien Excess or Surplus Lines” Trust Agreement with State Street Bank and Trust Company, a Massachusetts trust company, to establish a trust fund in the United States as security for U.S. policyholders and third party claimants in connection with seeking to qualify as an eligible or approved excess or surplus lines insurer in certain U.S. jurisdictions. As of December 31, 2007 and 2006, CastlePoint Re maintained an alien excess or surplus lines trust in the amount of $5.8 million and $6.0 million, respectively, at State Street Bank and Trust Company. CastlePoint Re earns and collects the interest on the trust funds. At this time we do not have any policyholders which would benefit from this trust.
(e) Deposit Insurance

The Company maintains its cash balances at financial institutions in both United States and Bermuda. In the United States, the Federal Deposit Insurance Corporation secures accounts up to $100,000 at these institutions. Bermuda laws do not give similar protection to Bermuda depositors or checking account users or savers. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.
(f) Commitments through guarantees
In December 2006, the Company formed two Trusts, of which the Company owns all of the common trust securities, through CastlePoint Management. CastlePoint Holdings, Ltd. has guaranteed, on a subordinated basis, CastlePoint Management’s obligations under its junior subordinated debentures and distributions and other payments due on the Trusts’ preferred securities. These guarantees, relating to $104 million of outstanding debt, provide a full and unconditional guarantee of amounts due on the Trusts’ preferred securities. See Note 17—“Debt” for additional details.
In September 2007, the Company formed a third Trust, of which the Company owns all of the common trust securities, through CastlePoint Bermuda Holdings. CastlePoint Holdings, Ltd. has guaranteed, on a subordinated basis, CastlePoint Bermuda Holdings’s obligations under its junior subordinated debentures and distributions and other payments due on the Trust’s preferred securities. This guarantee, relating to $31 million of outstanding debt, provides a full and unconditional guarantee of amounts due on the Trust’s preferred securities. See Note 17—“Debt” for additional details.
Note 12—Statutory Financial Information and Accounting Policies
Bermuda
CastlePoint Re is registered as a Class 3 reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”). Under the Insurance Act, CastlePoint Re is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Insurance Act also requires CastlePoint Re to maintain a minimum share capital and surplus of $1,000,000 and to meet a minimum solvency margin. To satisfy these requirements, CastlePoint Re was required to maintain a minimum level of statutory capital and surplus of $43.0 and $25.1 million at December 31, 2007 and 2006. CastlePoint Re was also required to maintain a minimum liquidity ratio. All requirements were met by CastlePoint Re throughout the year ended December 31, 2007 and 2006.
The statutory assets were approximately $592.5 million and $367.8 million and statutory capital and surplus was approximately $331.0 million and $243.1 million, as of December 31, 2007 and 2006, respectively.
For Bermuda registered companies, there are some differences between financial statements prepared in accordance with GAAP and those prepared on a statutory basis. Certain assets are non-admitted under Bermuda regulations and deferred policy acquisition costs have been fully expensed to income under Bermuda regulations and prepaid expenses and fixed assets have been removed from the statutory balance sheet under Bermuda regulations.
United States
For regulatory purposes, CastlePoint Insurance Company, domiciled in the state of New York, prepares its statutory basis financial statements in accordance with practices prescribed or permitted by the statutory accounting practices of CastlePoint Insurance Company’s state of domicile, New York, which differ in certain significant respects from GAAP. Prescribed statutory accounting practices (SAP) include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future.
For the years ended December 31, 2007 and 2006, CastlePoint Insurance Company reported statutory basis surplus with respect to policyholders of $59.6 million and $8.4 million, respectively, and was required to maintain minimum capital and surplus of $4.0 million and $4.0 million, respectively, in accordance with New York Insurance Law.
Note 13—Fair Value of Financial Instruments
SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company’s assets and liabilities in the balance sheet approximate fair value, except for balances relating to reinsurance contracts which are not in the scope of SFAS No. 107. The Company uses the following methods and assumptions in estimating the fair value of the financial instruments presented:
Cash and cash equivalents and short term investments: The carrying amounts approximate fair values.
Investments: Fair value disclosures for investments are included in Note 4—“Investments.”
Subordinated debentures: The carrying values reported in the accompanying balance sheets for these instruments approximate fair value due to the stability in our credit quality and a reduction since issuance in the risk free rate offset by overall credit spread widening due to tighter liquidity in the market place.
Note 14—Earnings Per Share
The following table shows the computation of the Company’s basic and diluted earnings per share:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	($ in thousands, except shares and per share amounts)
December 31, 2007:
Net income	$32,740	—	—

Basic earnings per share	32,740	36,313,276	$0.90
Effect of dilutive securities:
Stock options	—	71,929	—
Warrants	—	249,957	—

Diluted earnings per share	$32,740	36,635,163	$0.89

December 31, 2006:
Net income	$10,543	—	—

Basic earnings per share	10,543	22,336,002	$0.47
Effect of dilutive securities:
Stock options	—	—	—
Warrants	—	—	—

Diluted earnings per share	$10,543	22,336,002	$0.47

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under agreements relating to grants or issuances thereof.
For the year ended December 31, 2007 and 2006, weighted outstanding stock options of 420,497 and 802,977 and weighted restricted stock of 6,986 and zero, respectively, were not considered in computing diluted earnings per share because they were antidilutive. For the year ended December 31, 2007 and 2006, weighted average warrants outstanding of zero and 829,597 respectively, were not considered in computing diluted earnings per share because they were antidilutive.
Note 15—Segment Information
The Company reports its business in three segments: insurance, reinsurance and insurance services. The insurance segment includes the results of CastlePoint Insurance Company and CastlePoint Re for excess and surplus lines written on a primary basis. CastlePoint Insurance Company did not conduct any business and did not have any premium income, obligations relating to insurance policies, employees and operations in the year ended December 31, 2006. The reinsurance segment includes the results from the reinsurance business written through CastlePoint Re. The insurance services segment includes the results from managing the specialty and traditional program business and insurance risk-sharing business through CastlePoint Management, as well as results from providing unbundled insurance services to program underwriting managers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, general corporate expenses, interest expenses, income taxes and any other non-core business income or expenses.

	2007	2006
	($ in thousands)
Insurance Segment Information
Revenues
Net premiums earned	$19,076	$—

Expenses
Net loss and loss adjustment expenses	11,773	—
Commission Expense	7,814	—
Other underwriting expenses	596	—

Total expenses	20,183	—

Segment Loss	$(1,107)	$—

Reinsurance Segment Information
Revenues
Net premiums earned	$229,287	$78,970

Expenses
Net loss and loss adjustment expenses	119,562	40,958
Commission Expense	77,551	27,209
Other underwriting expenses	3,502	1,383

Total expenses	200,615	69,550

Segment Profit	$28,672	$9,420

Insurance Services Segment Information
Revenue
Direct commission revenue from programs business	$7,453	$2,334

Expenses
Direct commissions expense from programs	6,236	1,688
Other insurance services expenses	6,725	3,601

Total Expenses	12,961	5,289

Segment (Loss)	$(5,508)	$(2,955)

The following table reconciles revenues by segment to consolidated revenues:

	2007	2006
	($ in thousands)
Revenue
Insurance segment	$19,076	$—
Reinsurance segment	229,288	78,970
Insurance services segment	7,453	2,334

Total segment revenues	255,817	81,304
Net Investment income	29,506	11,184
Net realized capital (losses) gains	(8,236)	35

Consolidated revenues	$277,087	$92,523

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	2007	2006
	($ in thousands)

Insurance segment (loss)	$(1,107)	$—
Reinsurance segment profit	28,672	9,420
Insurance services segment (loss)	(5,508)	(2,955)

Segment Profit	22,057	6,465
Net investment income	29,506	11,184
Net realized investment (losses) gains	(8,236)	35
Corporate expenses	(7,028)	(3,072)
Interest expense	(9,416)	(557)
Warrant expense	—	(4,605)

Income before taxes	$26,883	$9,450

Note 16—Dividends Declared
The aggregate amount of dividends declared and paid for the years ended December 31, 2007 and 2006 were $3.6 million and $2.2 million respectively.
Note 17—Debt
Subordinated Debentures
In November and December 2006, CastlePoint Management formed two Trusts, of which CastlePoint Management owns all of the common trust securities. On December 1, 2006 and December 14, 2006, respectively, the Trusts each issued $50.0 million of trust preferred securities for cash at a fixed rate during the first five years (equal to 8.66% and 8.551% per annum, respectively), after which the interest rate will become floating and equal to the three month London Interbank Offered Rate (LIBOR) plus 3.5% per annum (calculated quarterly). The Trusts invested the proceeds thereof and the proceeds received from the issuance of the common trust securities in exchange for approximately $103.1 million of junior subordinated debentures (the “CPM Debentures”) issued by CastlePoint Management, with terms which mirror those of the trust preferred securities. On September 2007, CastlePoint Bermuda Holdings formed a third Trust, of which CastlePoint Bermuda Holdings owns all of the common trust securities. On September 27, 2007, this Trust issued $30.0 million of trust preferred securities for cash at a fixed rate during the first five years (equal to 8.39 % per annum), after which the interest rate will become floating and equal to the three month London Interbank Offered Rate (LIBOR) plus 3.5 % per annum (calculated quarterly). The Trust invested the proceeds thereof and the proceeds received from the issuance of the common trust securities in exchange for approximately $30.9 million of junior subordinated debentures (the “CPBH Debentures”) issued by CastlePoint Bermuda Holdings, with terms which mirror those of the trust preferred securities.
The CPM Debentures and the CPBH Debentures are unsecured obligations of CastlePoint Management and CastlePoint Bermuda Holdings, respectively, and are subordinated and junior in right of payment to all present and future senior indebtedness of CastlePoint Management and CastlePoint Bermuda Holdings. The CPM Debentures issued to Trust I for CastlePoint Management bear interest that is fixed at 8.66% until December 1, 2011, and the coupon will float quarterly thereafter at the three months LIBOR rate plus 3.5% per annum calculated quarterly. The CPM Debentures issued to Trust II for CastlePoint Management bear interest that is fixed at 8.551% until December 14, 2011, and the coupon will float quarterly thereafter at the three months LIBOR rate plus 3.5% per annum calculated quarterly. The CPBH Debentures issued to Trust I for CastlePoint Bermuda Holdings bear interest that is fixed at 8.39% until September  , 27 2012, and the coupon will float quarterly thereafter at the three months LIBOR rate plus 3.5% per annum calculated quarterly. All of these subordinated debentures have stated maturities of thirty years. CastlePoint Management and CastlePoint Bermuda Holdings have the option to redeem any or all of the debentures beginning five years from the date of issuance, at the principal amount plus accrued and unpaid interest. If CastlePoint Management or CastlePoint Bermuda Holdings choose to redeem their debentures, the Trusts would then redeem the trust preferred securities at the same time. The issuer of the debentures has the right under the indenture to defer payments of interest on the debentures, so long as no event of default has occurred and is continuing, by deferring the payment of interest on the debentures for up to 20 consecutive quarterly periods (“Extension Period”) at any time and from time to time. During any Extension Period, interest will continue to accrue on the debentures.
The Company has guaranteed, on a subordinated basis, CastlePoint Management’s obligations and CastlePoint Bermuda Holdings’s obligations under the debentures and distributions and other payments due on the Trusts’ preferred securities. These guarantees provided a full and unconditional guarantee of amounts due on the Trusts’ preferred securities. Issuance costs of $1.5 million each for Trust I and Trust II for CastlePoint Management respectively were deferred and are being amortized over the term of the subordinated debentures using the effective interest method. Issuance costs of $0.9 million for Trust I for CastlePoint Bermuda Holdings were deferred and are being amortized over the term of the subordinated debentures using the effective interest method . The proceeds of these issuances of subordinated debentures were used for general corporate purposes, including acquisition and capitalization of CastlePoint Insurance Company.
The Trusts are unconsolidated variable interest entities pursuant to FIN 46(R) because the holders of the equity investment at risk do not have adequate decision making ability over the Trusts’ activities.
Note 18—Business Combination
On December 4, 2006, CastlePoint Management closed on its purchase of the outstanding common stock of a shell property casualty insurance company, Tower Indemnity Company of America (“TICA”) from Tower. TICA was renamed to “CastlePoint Insurance Company” in early 2007. The purchase price was $8.8 million and included $8.5 million of invested assets and two state licenses, from New York and New Jersey. Of the $8.5 million in invested assets, $6.1 million was cash and cash equivalents and $2.4 million was fixed maturity securities deposited with the state of New York to comply with the insurance laws of the state in which the Company is licensed. The Company capitalized $350,000 of the $8.8 million as intangible assets related to state licenses with indefinite useful lives subject to annual impairment test. The primary purpose of this purchase was the acquisition of two state licenses.
Note 19—Subsequent Events
On February 29, 2008, the Board of Directors of CastlePoint Holdings approved a quarterly dividend of $0.025 per share payable March 31, 2007 to the Company’s shareholders of record as of March 17, 2007.
Note 20—Unaudited Quarterly Financial Information

	2007
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except per share amounts)

Revenues	$53,954	$63,677	$74,736	$84,720	$277,087
Segment profit	4,262	5,597	5,957	6,241	22,057

Net income	7,071	10,518	10,541	4,610	32,740

Earnings per share:
Basic	0.23	0.27	0.28	0.12	0.90
Diluted	0.23	0.27	0.27	0.12	0.89

	2006
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except per share amounts)

Revenues	$—	$23,834	$31,654	$37,035	$92,523
Segment profit (loss)	(122)	1,223	2,671	2,693	6,465

Net income (loss)	(472)	(1,176)	5,385	6,806	10,543

Earnings per share:
Basic	NM	(0.04)	0.18	0.23	0.47
Diluted	NM	(0.04)	0.18	0.23	0.47

NM-not meaningful

Other Schedules not listed above have been omitted as they are not applicable to the Company

CASTLEPOINT HOLDINGS, LTD.
SCHEDULE I — SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
($ in thousands)

	December 31, 2007
			Amount
	Cost or	Fair	Reflected on
	Amortized Cost	Value	Balance Sheet
Fixed Maturities:
U.S. government and agencies securities	$8,598	$8,812	$8,812
Corporate fixed maturities	132,268	132,270	132,270
Mortgage & asset-backed securities	343,623	343,890	343,890

Total fixed maturities	484,489	484,972	484,972
Equity Securities:	44,036	42,402	42,402

Total available-for-sale investments	528,525	527,374	527,374
Other invested assets	10,000	8,503	8,503

Total investments, other than investments in related parties	$538,525	$535,877	$535,877

CASTLEPOINT HOLDINGS, LTD.
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED BALANCE SHEETS
($ in thousands)

	December 31,	December 31,
	2007	2006

Assets
Investment in subsidiaries on an equity basis	$421,940	$278,864

Total investments	421,940	278,864
Cash and cash equivalents	152	54
Other assets	994	1,330

Total Assets	$423,086	$280,248

Liabilities
Accounts payable and accrued expenses	$1,280	$535

Total Liabilities	1,280	535

Total Shareholders’ Equity	421,806	279,713

Total Liabilities and Shareholders’ Equity	$423,086	$280,248

CASTLEPOINT HOLDINGS, LTD.
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year ended December	Year ended December
	31, 2007	31, 2006

Cash flows from operating activities:
Net income	$32,740	$10,543
Adjustments to reconcile net income to net cash provided by (used in) operations:
Dividends received from subsidiaries	6,822	2,229
Equity in net income of subsidiaries	(34,884)	(15,854)
Warrants issued	—	4,605
Increase in assets:
Other assets	(877)	(58)
Increase in liabilities:
Other liabilities	1,076	204

Net cash flows provided by operations	4,876	1,669

Cash flows from investing activities:
Investment in Subsidiaries	(115,700)	(262,620)

Net cash flows used in investing activities	(115,700)	(262,620)

Cash flows from financing activities:
Net proceeds from Tower Group Inc.	—	15,000
Net proceeds from Private Offering		249,165
Net proceeds from Initial Public Offering	114,533	—
Registration costs paid and deferred	—	(942)
Dividends to shareholders	(3,611)	(2,219)

	110,922	261,004

Increase in cash and cash equivalents	98	54
Cash and cash equivalents, beginning of period	54	—

Cash and cash equivalents, end of period	$152	$54

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

*	Note: There were no cash flows in 2005.

CASTLEPOINT HOLDINGS, LTD.
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
($ in thousands)

	Year Ended	Year Ended	Period Ended
	December 31, 2007	December 31, 2006	December 31, 2005

Equity in net earnings of subsidiaries	$34,884	$15,854	$—

Expenses

Other operating expenses	2,144	5,311	36

Total underwriting expense	2,144	5,311	36

Net income (loss)	$32,740	$10,543	$(36)

Comprehensive Income (loss)
Net income (loss)	$32,740	$10,543	$(36)
Equity in other comprehensive (loss) income of subsidiaries	(2,708)	1,657	—

Comprehensive income (loss)	$30,032	$12,200	$(36)

CASTLEPOINT HOLDINGS, LTD.
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

	Deferred	Gross
	acquisition	future
	cost, net of	policy		Other
	Deferred	benefits,		policy		Benefits,
	ceding	losses	Gross	claims and	Net	losses			Net
	commission	and loss	unearned	benefits	earned	and loss	Amortization	Operating	premiums
	revenue	expenses	premiums	payable	premiums	expenses	of DAC	expenses	written

2007
Segments:
Insurance	$26,329	$10,430	$85,896	$442	$19,076	$11,773	$7,814	$—	$91,386
Reinsurance	46,731	110,996	131,622	8,085	229,288	119,562	77,551	—	284,839
Insurance Services	13	—	—	—	—	—	6,237	—	—

Total	$73,073	$121,426	$217,518	$8,527	$248,364	$131,335	$91,602	$—	$376,225

2006
Segments:
Insurance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Reinsurance	30,363	34,192	86,181	3,496	78,970	40,958	27,717	—	165,151
Insurance Services	—	—	—	—	—	—	1,688	—	—

Total	$30,363	$34,192	$86,181	$3,496	$78,970	$40,958	$29,405	$—	$165,151

*	Note: The Company commenced operations in 2006 thus there were no operations in 2005.

CASTLEPOINT HOLDINGS, LTD.
SCHEDULE IV — REINSURANCE
($ in thousands)

					Percentage of
		Ceded to	Assumed from		Amount
	Direct	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net

Year ended December 31, 2007
Premiums
Property and Casualty Insurance	$14,705	$3,944	$237,603	$248,364	95.7%
Accident and Health Insurance	—	—	—	—	0.0%

Total Premiums	$14,705	$3,944	$237,603	$248,364	95.7%

Year ended December 31, 2006
Premiums
Property and Casualty Insurance	$—	$—	$78,970	$78,970	100.0%
Accident and Health Insurance	—	—	—	—	0.0%

Total Premiums	$—	$—	$78,970	$78,970	100.0%

*	Note: The Company commenced operations in 2006 thus there were no operations in 2005.

CASTLEPOINT HOLDINGS, LTD.
SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY OPERATIONS
($ in thousands)

Claims and Claims
		Reserves					Adjustment
		for Unpaid					Expenses			Paid
		Claims					Incurred and			Claims
	Deferred	and Claim	Discount			Net	Related to			and Claim	Net
	Acquisition	Adjustment	of	Unearned	Earned	Invesment	Current	Prior	Amortization	Adjustment	Premiums
	Cost	Expenses	Reserves	Premium	Premium	Income	Year	Year	of DAC	Expenses	Written

2007	$73,073	$121,426	$—	$214,043	$248,364	$29,506	$132,585	$(1,250)	$(91,602)	$44,101	$376,225
2006	$30,363	$34,192	$—	$86,181	$78,970	$11,184	$40,958	$—	$(29,405)	$6,787	$165,151

*	Note: The Company commenced operations in 2006 thus there were no operations in 2005.