Form 10-Q
period 2008-03-31
CastlePoint Holdings, Ltd.
filed 2008-05-09
CIK 1360537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-33374
CastlePoint Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
Victoria Hall, 11 Victoria Street
Hamilton HM 11, Bermuda
(Address of principal executive offices) (Zip code)
(441) 294-6400
(Registrant’s telephone number, including area code)

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,305,735 common shares, par value $0.01 per share, as of May 2, 2008.

EXPLANATORY NOTE
     This quarterly report is filed by CastlePoint Holdings, Ltd., a Bermuda company limited by shares (the “Company”). Unless the context requires otherwise or unless stated otherwise, the terms “we”, “our” and “us” refer to the Company and its subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CastlePoint Holdings, Ltd.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
	( in thousands, except par value
	and share amounts)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $524,532 for 2008; $484,489 for 2007)	$516,791	$484,972
Equity securities, available-for-sale, at fair value (cost $42,623 for 2008; $44,036 for 2007)	37,397	42,402
Short-term investments, available-for-sale, at fair value (amortized cost $39,102 for 2008; $0 for 2007)	39,102	—

Total available-for-sale investments	593,290	527,374
Investment in partnerships, equity method	5,525	8,503
Common trust securities — statutory business trusts, equity method	4,022	4,022

Total investments	602,837	539,899
Cash and cash equivalents	193,714	153,632
Accrued investment income	3,834	4,064
Premiums receivable (primarily with related parties — See note 3)	168,562	125,597
Premiums receivable — programs (primarily with related parties — See note 3)	21,203	9,083
Prepaid reinsurance premiums	7,480	3,475
Deferred acquisition costs (primarily with related parties — See note 3)	78,405	73,073
Deferred income taxes	7,825	7,051
Deferred financing fees	3,642	3,673
Other assets	10,258	7,196

Total Assets	$1,097,760	$926,743

Liabilities and Shareholders’ Equity

Liabilities
Loss and loss adjustment expenses (primarily with related parties — See note 3)	$151,817	$121,426
Unearned premium (primarily with related parties — See note 3)	239,209	217,518
Losses payable (primarily with related parties — See note 3)	21,334	8,527
Premiums payable-programs (primarily with related parties — See note 3)	37,028	16,257
Accounts payable and accrued expenses	3,060	3,592
Payable for securities	86,402	—
Other liabilities	5,050	3,595
Subordinated debentures	134,022	134,022

Total Liabilities	677,922	504,937

Shareholders’ Equity
Common shares ($0.01 par value, 100,000,000 shares authorized; and 38,305,735 and 38,289,430 shares issued in 2008 and 2007)	383	383
Additional paid-in-capital	385,524	385,057
Accumulated other comprehensive net (loss) income	(12,093)	(1,051)
Retained earnings	46,024	37,417

Total Shareholders’ Equity	419,838	421,806

Total Liabilities and Shareholders’ Equity	$1,097,760	$926,743

See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Consolidated Statements of Income and
Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands, except par value and
	share amounts)

Revenues

Net premiums earned (primarily with related parties — See note 3)	$100,404	$46,596
Insurance service revenue (primarily with related parties — See note 3)	7,978	1,561
Net investment income	5,157	5,791
Net realized investment gains	1,365	6

Total revenues	114,904	53,954

Expenses
Loss and loss adjustment expenses (primarily with related parties — See note 3)	54,535	25,326
Commission and other acquisition expenses (primarily with related parties — See note 3)	41,524	16,573
Other operating expenses	6,437	3,336
Interest expense	2,843	2,201

Total expenses	105,339	47,436

Income before income taxes	9,565	6,518
Income tax benefit	—	553

Net income	$9,565	$7,071

Comprehensive income
Net income	$9,565	$7,071
Other comprehensive income:
Gross unrealized investment holding (losses) gains arising during period	(10,451)	715

Less: reclassification adjustment for gain included in net income	1,365	6

	(11,816)	709

Income tax recovery related to items of other comprehensive income	774	(28)

Total other comprehensive (loss) income	(11,042)	681

Comprehensive (loss) income	$(1,477)	$7,752

Earnings Per Share
Basic earnings per common share	$0.25	$0.23

Diluted earnings per common share	$0.25	$0.23

Weighted Average Common Shares Outstanding:
Basic	38,277,704	30,421,659
Diluted	38,494,609	30,570,021
See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net income	$9,565	$7,071
Adjustments to reconcile net income to net cash provided by (used in) operations:
(Gain)/ loss on sale of investments	(1,365)	(6)
Depreciation and amortization	86	23
Amortization of bond premium or discount	(45)	(123)
Amortization of stock-based compensation expense	467	356
Amortization of deferred financing fees	31	26
Equity in limited partnerships	2,979	—
Deferred income taxes	—	(553)
(Increase)/decrease in assets:
Accrued investment income	230	(662)
Premiums receivable	(42,966)	(7,604)
Premiums receivable — programs	(12,120)	(699)
Prepaid reinsurance premiums		—
Deferred acquisition costs	(4,006)	(8,243)
Funds held with reinsured companies	(5,332)	—
Other assets	(3,043)	(3,237)
Increase in liabilities:
Loss and loss adjustment expenses	30,390	19,921
Unearned premium	21,692	25,300
Losses payable	12,807	1,897
Premiums’ payable — programs	20,771	729
Accounts payable and accrued expenses	(532)	(509)
Other liabilities	1,454	340

Net cash flows provided by operations	31,603	34,027

Cash flows from investing activities:
Cost of fixed assets purchased	(105)	(98)
Purchases of investments:
Cost of fixed-maturity securities purchased	(146,186)	(212,164)
Cost of equity securities	(13,220)	—
Sale of investments:
Proceeds from sales of fixed-maturity securities	194,655	97,818
Other investments	—	40,000
Proceeds from sales of equities	13,877	—
Net short term investments (purchased)/sold	(39,044)	49,887

Net cash flows provided/(used) in investing activities	9,976	(24,557)

Cash flows from financing activities:
Net proceeds from Initial Public Offering	—	114,866
Deferred financing fees	—	(34)
Dividends to shareholders	(958)	(740)

Net cash flows (used)/provided by financing activities	(958)	114,126

Increase in cash and cash equivalents	40,082	123,596
Cash and cash equivalents, beginning of period	153,632	34,784

Cash and cash equivalents, end of period	$193,714	$158,380

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$2,867	$1,836
See accompanying notes to the consolidated financial statements.

CastlePoint Holdings , Ltd.
Consolidated Statement of Changes in Shareholders’ Equity
for the period ended March 31, 2008
(Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income(Loss)	Earnings	Equity
	($ in thousands)

Balance at December 31, 2007	$383	$385,057	$(1,051)	$37,417	$421,806

Net income				9,565	9,565
Net unrealized losses			(11,042)		(11,042)
Stock based compensation		467			467
Dividends to shareholders				(958)	(958)

Balance at March 31, 2008	$383	$385,524	$(12,093)	$46,024	$419,838

See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation — Summary of Significant Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and in conformity with Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2007 and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements include the accounts of CastlePoint Holdings, Ltd. (sometimes referred to as “CastlePoint Holdings” or the “Company”), and its wholly-owned subsidiaries, CastlePoint Bermuda Holdings Ltd. (“CastlePoint Bermuda Holdings”), CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”), CastlePoint Management Corp. (“CastlePoint Management”) and CastlePoint Insurance Company (“CastlePoint Insurance”). All significant inter-company balances have been eliminated. Business segment results are presented gross of all material inter-segment transactions.
Note 2 — Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 on January 1, 2008. However, pursuant to FSP FAS 157-2, “Effective date of FASB Statement No. 157 (“FSP FAS 157-2”), the Company elected to defer the effective date of FAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The objective is to improve financial reporting by providing the entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is expected to expand the use of fair value measurement. The standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect to implement the fair value option for eligible financial assets and liabilities as of January 1, 2008.
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
     In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard will require enhanced disclosures concerning (1) the manner in which an entity uses derivatives, (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The guidance will become effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its consolidated financial position or results of operations.
Note 3 — Related Party Transactions
     The Company and/or its subsidiaries are parties to a master agreement, certain reinsurance agreements, management agreements and service and expense sharing agreements with Tower Group, Inc., a Delaware corporation that is publicly traded in the U.S. (“Tower”), or its insurance subsidiaries. In addition, CastlePoint Re participates as a reinsurer on Tower’s property and excess of loss reinsurance agreements. The transactions listed below are classified as related party transactions, as each counterparty may be deemed to be an affiliate of the Company.
     The Company sub-leases the space in New York, New York for the headquarters of its subsidiaries, CastlePoint Management and CastlePoint Insurance Company, from Tower Insurance Company of New York, a subsidiary of Tower, at Tower’s cost.
     Reinsurance Agreements: In April 2006, CastlePoint Re entered into three multi-year quota share reinsurance agreements with Tower’s insurance subsidiaries which will expire in April 2010: the brokerage business quota share reinsurance agreement, the traditional program business quota share reinsurance agreement, and the specialty program business and insurance risk-sharing business quota share reinsurance agreement. For the three months ended March 31, 2008 and March 31, 2007 CastlePoint Re assumed 40% of Tower’s brokerage business under the brokerage business quota share reinsurance agreement.
     There were no changes during the three months ended March 31, 2008 to our arrangements with Tower pursuant to the traditional program business quota share reinsurance agreement and the specialty program business and insurance risk-sharing business quota share reinsurance agreement, pursuant to which CastlePoint Re assumed 50% and 85% of Tower’s premiums and losses in those businesses, respectively.
     In October 2007, the Company and Tower jointly submitted two aggregate excess of loss reinsurance agreements for the brokerage business for review by the New York State Insurance Department. These agreements remain subject to regulatory review and are deemed approved and in effect. The purpose of the two aggregate excess of loss reinsurance agreements is to cause the loss ratios for the brokerage business of CastlePoint Insurance Company and Tower to be approximately equal. Under the first agreement, Tower will reinsure 85% (the percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by Tower and CastlePoint Insurance Company) of CastlePoint Insurance Company’s brokerage business losses that are in excess of a specified loss ratio for brokerage business written through Tower Risk Management Corp. Under the second agreement CastlePoint Insurance Company will reinsure 15% (the percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by Tower and CastlePoint) of Tower’ brokerage business losses that are in excess of a specified loss ratio for brokerage business. Under both agreements, the loss ratio is calculated net of premiums paid for and losses recovered from specific excess reinsurance, property catastrophe reinsurance and facultative reinsurance, if any, which inure to the benefit of the agreement, and before any cessions to quota share reinsurance. For the three months ended March 31, 2008 premiums ceded to Tower for the aggregate excess of loss treaty were $0.8 million and premiums assumed from Tower for the same corresponding aggregate excess of loss treaty were $0.8 million. Also CastlePoint Insurance Company ceded net $0.3 million incurred losses for the same period.
     Premiums receivable from and losses payable to Tower as of March 31, 2008 were $114.9 million and $16.5 million, respectively, compared to $105.4 million and $1.7 million as of December 31, 2007. The unearned premium reserves and loss reserves with Tower as of March 31, 2008 were $184.4 million and $125.6 million, respectively, compared to $175.2 million and $108.8 million as of December 31, 2007. Deferred acquisition costs were $59.9 million and $61.7 million as of March 31, 2008 and December 31, 2007, respectively. The net underwriting impact related to our agreements with Tower discussed above is as follows:

	Three Months Ended March 31,
	2008	2007

Net premiums earned	$75,627	$38,533
Net losses incurred	39,340	20,554
Net commission expense	27,984	13,218
     Management Agreements: Tower and CastlePoint have entered into business management agreements with each other for brokerage business and program business; these management agreements have been approved by the New York State Insurance Department. The business management agreement pertaining to Tower’s brokerage business provides that a portion of Tower’s brokerage business would be written directly in CastlePoint Insurance Company with Tower Risk Management as the manager of this business for fees which are explained below. The business management agreement pertaining to programs business that is managed by CastlePoint Management provides that a portion of program business would be written directly in Tower’s insurance companies and that CastlePoint Management would receive fees for providing certain underwriting and claims services for this business. The business management agreement for brokerage business dated July 1, 2007 with Tower Risk Management Corp. has been approved by the New York State Insurance Department and provides that Tower Risk Management Corp., a subsidiary of Tower, is authorized to write brokerage business using CastlePoint Insurance Company’s policies and manage such business for CastlePoint Insurance Company. For managing such business, Tower Risk Management Corp. is paid a management fee calculated using the sliding scale formula that was originally intended by the Master Agreement to be paid to Tower Insurance Company of New York for managing the brokerage business, net of specific aggregate and property catastrophe excess of loss reinsurance costs. The sliding scale commission provides that Tower Risk Management’s commission for the brokerage business is 31% of net premiums written which can increase to 33% or decline to 28% depending on the loss ratio. For the three months ended March 31, 2008 and March 31, 2007 and based upon the estimated loss ratio for brokerage business, CastlePoint Insurance Company accrued fees amounting to approximately $6.9 million and zero, respectively, to Tower Risk Management. The accrued fees for the period ended March 31, 2008 were equal to approximately 33% of earned premiums attributed to this business.
     CastlePoint Management is a party to a program management agreement with Tower and certain of its subsidiaries, also approved by the New York Insurance Department, whereby CastlePoint Management performs certain underwriting and claims services with respect to program business and Tower reimburses CastlePoint Management for its actual costs, which includes commissions paid to program underwriting agencies, fees paid to third party administrators to adjust claims, plus an allowance to CastlePoint Management for its actual internal costs, which for the three months ended March 31, 2008 were approximately 5% of gross premiums written for programs business. Premiums collected and due to Tower for program business at March 31, 2008 and December 31, 2007 were $25.9 million and $8.6 million, respectively. For the three months ended March 31, 2008 and March 31, 2007, CastlePoint Management recorded commission revenue of $7.6 million and $1.6 million, respectively, from Tower.
     Service and Expense Sharing Agreements: CastlePoint Management is a party to service and expense sharing agreements with Tower and certain of its subsidiaries. For the three months ended March 31, 2008 and

2007, Tower charged CastlePoint Management $0.2 million and $0.1 million respectively, for services rendered in support of CastlePoint Management’s infrastructure as contemplated by the service and expense sharing agreements.
     In addition to the services rendered in support of CastlePoint Management’s infrastructure, Tower rendered services for CastlePoint Management’s program business contemplated by the service and expense sharing agreements. For these services, Tower charged CastlePoint Management $0.2 million for the three months ended March 31, 2008 and $0.1 million for the same period in 2007.
Note 4 — Investments
     The amortized cost and fair value of the investments by investment type as of March 31, 2008 and December 31, 2007 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	($ in thousands)
March 31, 2008:
Fixed Maturities:
US government and agencies securities	$5,048	$307	$—	$5,355
Corporate fixed maturities	140,775	2,003	(3,875)	138,903
Mortgage and asset-backed securities	378,709	1,755	(7,931)	372,533

Total fixed maturities	524,532	4,065	(11,806)	516,791
Equities	42,623	92	(5,318)	37,397
Short term investments	39,102	—	—	39,102

Total available-for-sale investments	$606,257	$4,157	$(17,124)	$593,290

December 31, 2007:
Fixed Maturities:
US government and agencies securities	$8,598	$214	$—	$8,812
Corporate fixed maturities	132,268	1,372	(1,370)	132,270
Mortgage and asset-backed securities	343,623	3,124	(2,857)	343,890

Total fixed maturities	484,489	4,710	(4,227)	484,972
Equities	44,036	28	(1,662)	42,402

Total available-for-sale investments	$528,525	$4,738	$(5,889)	$527,374

     On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.
     In accordance with SFAS 157, the Company has analyzed the independent broker and third-party pricing services valuation methodologies and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this, each price was classified into Level 1, 2 or 3. Level 1 inputs are quoted prices in active markets for identical securities. Level 2 inputs are other than quoted prices included within Level 1 that are observable for the security, either directly or indirectly. Level 3 inputs are unobservable inputs for the security. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the security at the measurement date. The fair value pricing of our fixed maturity and equity securities at March 31, 2008 is generally based on current marks provided by indices, established broker-dealers who routinely make a market in the securities being priced and, to a lesser extent, reputable pricing services. To the best of management’s knowledge, substantially all of the prices represent observable prices, including similar securities in active markets, identical or similar securities in an inactive market or market corroborated inputs.
     In accordance with FAS 157, the Company determined that its investments in publicly-traded equity securities and cash are categorized as Level 1 pricing. Investments in all fixed maturities, including U.S. government securities, are categorized as Level 2 pricing. All non-Level 1 securities in the Company’s portfolio were priced by either independent brokers or third-party pricing services and utilize observable inputs. No securities in the Company’s portfolio were priced using unobservable inputs and, therefore, the Company has not assigned any securities to Level 3.
     As of March 31 2008, the Company’s investments are categorized into Levels as follows:

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Fixed maturity-securities	$516,791	$—	$516,791	$—
Equity securities	37,397	1,553	35,844	—
Short-term investments	39,102	—	39,102	—

Total	$593,290	$1,553	$591,737	$—

     Substantially all of the Company’s invested assets that were in an unrealized loss position at March 31, 2008 and December 31, 2007 had been held for less than 12 months and are as follows:

	Number	Less than 12 Months			More than 12 Months			Total
	of			Unrealized			Unrealized			Unrealized
	Positions	Book Value	Fair Value	Losses	Book Value	Fair Value	Losses	Book Value	Fair Value	losses
	($ in thousands)

As of March 31, 2008
Corporates	25	$35,413	$31,538	$(3,875)	$—	$—	$—	$35,413	$31,538	$(3,875)

Mortgage & asset backed	52	187,274	179,568	(7,706)	4,605	4,380	(225)	191,879	183,948	(7,931)

Total fixed maturities	77	222,687	211,106	(11,581)	4,605	4,380	(225)	227,292	215,486	(11,806)
Equities	22	39,591	34,273	(5,318)	—	—	—	39,591	34,273	(5,318)

Total	99	$262,278	$245,379	$(16,899)	$4,605	$4,380	$(225)	$266,883	$249,759	$(17,124)

As of December 31, 2007
Corporates	17	$28,206	$26,836	(1,370)	$—	$—	—	$28,206	$26,836	$(1,370)

Mortgage & asset backed	23	77,757	74,911	(2,846)	3,669	3,658	(11)	81,426	78,569	(2,857)

Total fixed maturities	40	105,963	101,747	(4,216)	3,669	3,658	(11)	109,632	105,405	(4,227)
Equities	9	21,383	19,721	(1,662)	—	—	—	21,383	19,721	(1,662)

Total	49	$127,346	$121,468	$(5,878)	$3,669	$3,658	$(11)	$131,015	$125,126	$(5,889)

     At March 31, 2008, the Company had 99 securities in a gross unrealized loss position amounting to $17.1 million, of which $11.8 million (77 securities) was attributable to fixed maturities and $5.3 million (22 securities) was attributable to equity securities. Of the $11.8 million attributable to fixed maturities, $10.5 million was rated investment grade. The remaining $1.3 million unrealized loss was attributed to one security rated BB. This is a commercial mortgage backed security (“CMBS”). This security has been in an unrealized loss position for less than 12 months. The market value at March 31, 2008 of the security is 38.2% of amortized cost.
     Corporate Fixed Maturities — The unrealized loss position of $3.9 million as of March 31, 2008 in corporate fixed maturities relates to 25 securities all rated BBB or above and all had been in an unrealized loss position for less than 12 months as of March 31, 2008. The security with the largest unrealized loss in this group of $2.0 million is Lehman Brothers Holdings, Inc., issued May 17, 2007, with a coupon of 5.86% and a book yield of 6.04%, rated A-. The remaining corporate securities are distributed over the following industries—banks, brokerage, insurance, other finance, media, pipelines and utilities. The impairment on all fixed corporate maturities is considered temporary at March 31, 2008 and is generally the result of continued widening of spreads during the first quarter of 2008. The Company has both the ability and intent to hold these securities until a full recovery of fair value, which may be maturity.
     Mortgage and Asset Backed Securities — The unrealized loss in mortgage and asset backed securities of $7.9 million as of March 31, 2008 relates to 52 issues, with 47 issues rated AAA ($2.9 million), four issues rated BBB ($3.7 million) and one issue rated BB ($1.3 million). All of these securities, except for certain positions with unrealized losses amounting to $0.2 million, had been in an unrealized loss position for less than 12 months as of March 31, 2008. The five securities rated BBB and BB are CMBS and were purchased after June 30, 2007. Since all five securities are rated less than AA, a cash flow analysis was performed pursuant to Emerging Issues Task Force (“EITF”) 99-20. None of these securities indicated a reduction in cash flow on a present value basis from what was originally expected at the date of purchase. The impairment on all mortgage and asset backed securities is considered temporary at March 31, 2008 and is due to the market disruptions caused by the significant decline in market liquidity affecting this sector. The Company has both the ability and intent to hold these securities until a full recovery of fair value, which may be maturity.
     Equity Securities — The unrealized loss in equity securities of $5.3 million as of March 31, 2008 relates to 22 issues. These securities had been in an unrealized loss position for less than 12 months as of March 31, 2008. The largest single equity security in an unrealized loss position at March 31, 2008 was an investment in a fund comprised primarily of collateralized bank loans with an unrealized loss of $1.5 million. The loans have floating rates. The collateralization makes the loans structurally senior in priority to corporate bonds from the same issuers, providing additional credit protection. This security had been in an unrealized loss position for more than six months as of March 31, 2008. The unrealized loss is due to market disruptions caused by the significant decline in market liquidity and the continued spread widening during the first quarter of 2008. The remaining unrealized loss of $3.8 million is comprised of 17 preferred stock issues, three common stock issues and one fund investment with no one unrealized loss at March 31, 2008 exceeding $0.6 million. Other than the common stock security discussed below, the Company has both the ability and intent to hold all equity securities in a loss position at March 31, 2008, until a full recovery of fair value.
     At March 31, 2008, the Company recorded charges for other-than-temporary impairments of $0.2 million relating to an investment in a common stock. This security is a publicly traded mortgage REIT whose purpose is to own various mortgage backed securities, including CMBS and agency and non-agency residential MBS. The market value of this security at March 31, 2008 was 64% of adjusted cost. At year end, the company recorded a charge for other-than-temporary impairment of $0.5 million relating to this investment.
     Management believes the securities that are other-than-temporarily impaired at March 31, 2008 have been identified and are properly reflected in the financial statements.
     The following table shows the ratings distribution of our fixed income portfolio as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
		Percentage		Percentage
($ in thousands)	Fair Value	of Fair Value	Fair Value	of Fair Value
Rating
U.S. Treasury securities	$2,644	0.51%	$3,218	0.66%
AAA	378,487	73.24%	352,079	72.60%
AA	49,916	9.66%	46,920	9.67%
A	39,121	7.57%	50,312	10.37%
BBB	45,428	8.79%	30,660	6.32%
BB	1,195	0.23%	1,783	0.37%

Total	$516,791	100.00%	$484,972	100.00%

Note 5 — Dividends Declared
     Dividends declared and paid by the Company on its common shares for the three months ended March 31, 2008 were $957,236, or $0.025 per share. For three months March 31, 2007, the Company declared a quarterly dividend of $0.025 per share, in the aggregate amount of $739,500.
     On March 17, 2008, the Board of Directors of CastlePoint Holdings approved a quarterly dividend of $0.05 per share payable June 30, 2008 to the Company’s shareholders of record as of June 16, 2007.
Note 6 — Earnings Per Share
     The following table shows the computation of the Company’s earnings per share:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except shares and per share amounts)

Three Months Ended March 31, 2008
Net income	$9,565

Basic earnings per share	9,565	38,277,704	$0.25

Effect of dilutive securities:
Stock options		56,623
Unvested restricted stock		—
Warrants		160,282

Diluted earnings per share	$9,565	38,494,609	$0.25

Three Months Ended March 31, 2007
Net income	$7,071

Basic income per share	7,071	30,421,659	$0.23

Effect of dilutive securities:
Stock options		—
Unvested restricted stock		—
Warrants		148,362

Diluted earnings per share	$7,071	30,570,021	$0.23

     Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under agreements relating to grants or issuances thereof. For the three months ended March 31, 2008 and March 31, 2007, weighted outstanding stock options of 654,283 and 1,136,611 and weighted restricted stock of 15,583 and zero, respectively, were not considered in computing diluted earnings per share because they were antidilutive.
Note 7 — Employee Compensation Plans
2006 Long-Term Equity Compensation Plan
The following table provides an analysis of the stock option activity for the periods set forth below:

	Three Months Ended
	March 31, 2008
		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding at December 31, 2007	1,618,783	$11.50
Granted at market value	499,518	10.12
Forfeitures and expirations	—
Exercised	—

Outstanding at March 31, 2008	2,118,301	11.17

Exercisable, end of period	376,133	10.00

Weighted average fair value per share of options granted		4.07

	Three Months Ended
	March 31, 2007
		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding at December 31, 2006	1,082,666	$10.00
Granted at market value	539,447	14.50
Forfeitures and expirations	—
Exercised	—

Outstanding at March 31, 2007	1,622,113	11.50

Exercisable, end of period	—	10.00

Weighted average fair value per share of options granted		4.81

Options outstanding as of the dates set forth below are shown on the following schedule:

	Options outstanding			Options exercisable
		Average
		Remaining
	Number of	Contractual	Average	Number of	Average
Range of Exercise Prices	Shares	Life	Exercise Price	Shares	Exercise Price
March 31, 2008:
$10.00 — 2006	1,082,666	8.00 years	$10.00	376,133	$10.00
$14.50 — 03/22/07	519,310	9.00 years	$14.50	—	—
$15.25 — 04/30/07	16,807	9.08 years	$15.25	—	—
$10.12 — 03/10/08	499,518	9.94 years	$10.12	—	—

Total Options	2,118,301	8.71 years	$11.17	376,133	$10.00

December 31, 2007:
$10.00 — 2006	1,082,666	8.25 years	$10.00	376,133	$10.00
$14.50 — 03/22/07	519,310	9.25 years	$14.50	—	—
$15.25 — 04/30/07	16,807	9.33 years	$15.25	—	—

Total Options	1,618,783	8.58 years	$11.50	376,133	$10.00

     The company uses the simplified method outlined in the SEC Staff Accounting Bulletin 110 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirement set out in the Bulletin.
     As of March 31, 2008 and December 31, 2007 there was $5.4 million and $4.0 million of unrecognized compensation costs related to 1,742,168 and 1,242,650 non-vested stock options, respectively. For employees, the cost is expected to be recognized over the vesting periods of the individual options, which extend up to 42 months. For non-employee directors, the cost is expected to be recognized over the vesting period of 12 months for grants dated April 4, 2006 and over the vesting period of 36 months for grants dated March 22, 2007. For the three months ended March 31, 2008 and the three months ended March 31, 2007, the Company recognized $0.5 million and $0.4 million of compensation expense related to share-based compensation, respectively.
     During the three months ended March 31, 2008, 16,305 restricted stock shares were granted to non-employee directors. As of March 31, 2008, there were $0.2 million of unrecognized compensation costs related to 23,415 non-vested restricted stock grants for non-employee directors. Restricted stock shares granted to non-employee directors vest over 12 months.

Note 8 — Segment Information
     The Company reports its results in three business segments: insurance, reinsurance and insurance services. The insurance segment includes the results of CastlePoint Insurance and CastlePoint Re for excess lines written on a primary basis. The reinsurance segment includes the results from the reinsurance business written through CastlePoint Re. The insurance services segment includes the results from managing the specialty and traditional program business and insurance risk-sharing business through CastlePoint Management, as well as results from providing unbundled insurance services to program underwriting managers. The Company evaluates segment profit, which excludes investment income, realized gains and losses, general corporate expenses, interest expense, income taxes and any other non-core business income or expense.

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)
Insurance Segment
Revenues:
Net premiums earned	$23,960	$—

Total revenues	23,960	—

Expenses:
Net loss and loss adjustment expenses	13,195	—
Commission expense	8,949	—
Other underwriting expenses	736	2

Total expenses	22,880	2

Segment profit/(loss)	$1,080	$(2)

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)
Reinsurance Segment
Revenues:
Net premiums earned	$76,443	$46,596

Total revenues	76,443	46,596

Expenses:
Net loss and loss adjustment expenses	41,341	25,326
Commission expenses	25,653	15,357
Other underwriting expenses	1,091	650

Total expenses	68,085	41,333

Segment profit	$8,358	$5,263

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)
Insurance Services Segment
Revenues:
Direct commission revenue from program business	$8,709	$1,561

Total revenues	8,709	1,561

Expenses:
Direct commission expenses from program business	7,653	1,216
Other insurance services expenses	1,980	1,344

Total expenses	9,633	2,560

Segment loss	$(924)	$(999)

     The following table reconciles revenues by segment to consolidated revenues:

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)
Revenues:
Insurance segment	$23,960	$—
Reinsurance segment	76,443	46,596
Insurance services segment	8,709	1,561

Total segment revenues	109,112	48,157
Segment revenue elimination	(730)	—

Net Investment income	5,157	5,791
Net realized capital gains	1,365	6

Consolidated revenues	$114,904	$53,954

     The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)
Insurance segment profit/(loss)	$1,080	$(2)
Reinsurance segment profit	8,358	5,263
Insurance services segment loss	(924)	(999)

Segment profit	8,514	4,262
Net investment income	5,157	5,791
Net realized capital gains	1,365	6
Corporate expenses	(2,628)	(1,340)
Interest expense	(2,843)	(2,201)

Income before taxes	$9,565	$6,518

Note 9 — Security Requirements
     As required by the Company’s reinsurance agreements with its cedents, CastlePoint Re is required to collateralize amounts through a letter of credit, cash advance, funds held or a trust account. The amount of the letter of credit or trust is to be adjusted each calendar quarter, and the required amount is to be at least equal to the sum of the following contract amounts: (i) unearned premium reserve, (ii) paid loss and loss adjustment expense payable, (iii) loss and loss adjustment expenses reserves, (iv) loss incurred but not reported, (v) return and refund premiums, and (vi) less premium receivable. As of March 31, 2008 and December 31, 2007, CastlePoint Re maintained trusts and a letter of credit in the aggregate amount of $266.5 million and $218.1 million, respectively, at State Street Bank and Trust Company, a Massachusetts trust company. As of March 31, 2008 and December 31, 2007 CastlePoint Insurance Company maintained a trust at the same trust company in the amount of $8.0 million. Both CastlePoint Re and CastlePoint Insurance Company earn and collect the interest on the trust funds.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
     Some of the statements in this quarterly report, including without limitation, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including those using words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “predicts,” “assumes,” “anticipates,” “plans” and “seeks,” and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this quarterly report regarding future events and operating performance.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risk factors identified in “Item 1A: Risk Factors” of our 2007 Annual Report on Form 10-K and include the following:
•	our lack of extensive operating history;

•	our heavy dependence on Tower for revenue, which is expected to continue, and the continued growth of Tower’s business;

•	the risk that CastlePoint Bermuda Holdings or CastlePoint Holdings may be deemed to be engaged in a U.S. trade or business, or that CastlePoint Re may be considered to be doing business through a permanent establishment in the United States, either of which would subject these companies to U.S. taxation;

•	changes in regulation or tax laws applicable to us, our brokers or our customers;

•	the terms of our arrangements with Tower may change as a result of the regulatory review and approval process;

•	our ability to write premiums with clients other than Tower;

•	the possibility that we will need additional capital for our reinsurance and insurance businesses, as well as to acquire at least one additional broadly-licensed U.S. insurance company for our insurance business, and to make strategic investments in some of our clients, including Tower, and the risk that we may not be able to obtain future additional financing on favorable terms or at all;

•	the ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions;

•	changes in the availability, cost or quality of insurance business that meets our reinsurance underwriting standards;

•	actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms, limits or other characteristics of the products we write or intend to write;

•	possible future downgrade in the A.M. Best rating of some or all of our insurance or reinsurance subsidiaries, or any that we may acquire;

•	changes in rating agency policies or practices; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.
     This list of factors is not exhaustive and should be read with the other cautionary statements that are included in this quarterly report.
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. Any forward-looking statements you read in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to, among other things, our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this quarterly report and the risk factors identified in our 2007 Annual Report on Form 10-K filed with the SEC that could cause actual results to differ from those discussed in the forward-looking statements before making an investment decision. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or otherwise.
Overview
     We provide a broad range of products and services to the insurance industry. We offer our products through our operating subsidiaries domiciled in Bermuda and in the United States. We offer our reinsurance products and insurance risk-sharing products to Tower and its subsidiaries as well as to other small insurance companies located in the United States with surplus of less than $100 million. We also conduct business with other insurance companies that are seeking to efficiently manage their capital as well as limit their concentration of risk in certain geographic areas through our insurance risk-sharing and quota share reinsurance solutions. In addition, we offer our insurance and unbundled insurance company services to program underwriting managers located in the United States. In order to form a close and continuing relationship with our clients or to enable clients to expand their business and therefore the amount of business they do with us, we may on occasion, make strategic investments in some of our clients, including Tower. We do not currently hold such investments.
     At March 31, 2008 our total investments and cash and cash equivalents are comprised primarily of fixed maturities, equity securities and cash and a $5.5 million investment in a limited partnership investing primarily in AAA rated municipal bonds. The overall rating of our cash and fixed maturity portfolio is AA and the duration is 2.8 years. We currently do not have subprime or alternative A exposure in our portfolio. The average credit rating of all mortgage backed securities held is AAA. We have the ability and intent to hold all fixed maturities, including mortgages, until maturity, if necessary. Given the current state of the investment marketplace, we have provided substantial information regarding our portfolio in this section of the report and in our 2007 Annual Report on Form 10-K, to which you are referred.

     Tower. In April 2006 we entered into a master agreement, certain reinsurance agreements, program management agreements and a service and expense sharing agreement with Tower and/or its subsidiaries. We and Tower have subsequently modified certain of these arrangements.
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
     Our revenues and underwriting results are affected by Tower’s growth and loss ratios. We believe that Tower’s ability to grow its direct premiums written through its existing brokerage distribution network, to expand its brokerage distribution to new territories and to make acquisitions, such as Tower’s acquisition of Preserver in April 2007, will affect the magnitude and profitability of the business that will be subject to the arrangements with CastlePoint Insurance Company and that will be ceded to CastlePoint Re. Although we are a relatively new Company, our relationship with Tower provides us with a steady, predictable flow of profitable and seasoned business.
     Other Customers. We also underwrite reinsurance contracts with primary insurance companies other than Tower, insurance policies written under insurance risk-sharing agreements with insurance companies other than Tower, and premiums produced by program underwriting managers. From customers other than Tower we had net written premiums in the three months ended March 31, 2008 of $38.1 million (32% of booked net premiums written).
Critical Accounting Estimates
     The Company’s consolidated financial statements and the related disclosures included in this quarterly report have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities as at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations, as their application requires management to make the most significant judgments. We believe the items that require the most subjective and complex estimates are:
•	premiums;

•	losses and loss adjustment expense reserves;

•	deferred acquisition costs;

•	investments;

•	reinsurance accounting;

•	deferred taxes; and

•	U.S. taxation.
     Of the items mentioned above, management believes that a discussion of premiums, losses and loss adjustment expense reserves, deferred tax and U.S. taxation is appropriate in this quarterly report due to the developments that occurred during the first quarter of 2008. More information regarding our other critical accounting estimates is included in the section entitled “Critical Accounting Estimates” in the “Management Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report on Form 10-K filed with the SEC.

     Regarding premium estimates, while we attempt to obtain current assumed premiums written statements from ceding companies, it is common that the most recent month statements are not received from the ceding company until after the period ending and, in some cases, the most recent quarter. Therefore, assumed premiums written from these ceding companies are estimated for the most recent month or, in some cases, for several months. With respect to CastlePoint Re’s three quota share reinsurance agreements with Tower’s insurance companies, we obtain current monthly statements and assumed premiums written from Tower on an actual, rather than estimated, basis. For ceding companies from which we have not received current monthly statements and therefore must estimate the most recent period’s assumed premiums written, the difference between the estimated assumed premiums written and actual assumed premiums written is reflected in the subsequent accounting period or as soon as the actual assumed premiums written are obtained. For our most recent quarter ended March 31, 2008, approximately 10% of the assumed written premiums and approximately 2% of the corresponding assumed earned premiums are based upon premium estimates. After provision for applicable loss and loss adjustment expenses and commission and other acquisition expenses, the impact of these estimates would not have a material effect on the Company’s consolidated financial position or results of operations.
     Regarding loss and loss adjustment expense estimates, changes in loss reserves estimates may result from (1) variability in the estimation process itself, and (2) the fact that external factors may cause changes in the future that are not reflected in historical patterns. With respect to the former source of variability, i.e. estimation process variation, we believe that a reasonably likely range for the loss reserves can be represented by a standard utilized by professional, independent actuaries as part of their certification of an insurer’s reserves. That standard contemplates that the company’s loss reserves must be in a range from minus 5% to plus 10% of the independent actuary’s best estimate. Utilizing this standard as a guide, we believe that most professional actuaries, assuming they are presented with the same information, would determine that the loss reserves can be certified if they fall within a range of minus 5% to plus 10%. Therefore, it is reasonably likely that these professional actuaries, assuming they are presented with the same information relating to our company, would determine a best estimate of our loss reserves to be between $144.2 million and $167.0 million as of March 31, 2008, as compared to our own best estimate of the loss reserves, which is $151.8 million as of that date. No assurance can be given that outcomes outside of the above range cannot occur, as outcomes outside of such range are possible. In addition, the above range assumes that future patterns are similar to historical patterns, as to which there can be no assurance. With regard to the potential variability in loss reserves estimates due to the fact that future patterns may differ from historical patterns, we believe there is additional potential variability that cannot be estimated.
     The deferred tax asset at March 31, 2008 was $7.8 million, which was comprised of the tax effects for cost of stock options, unrealized losses, the combined loss of CastlePoint Insurance Company and CastlePoint Management Company for Federal income tax purposes and CastlePoint Management’s loss for New York State income tax purposes. In assessing the valuation of deferred tax assets, we consider whether it is more likely than not that some portion or all the deferred tax will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income to offset previous operating losses or during periods in which temporary differences become deductible. Our management currently believes that it is more likely than not that we will recover all of the assets based primarily upon future profitability of our U. S. operations.
     Regarding U.S. taxation, if either CastlePoint Bermuda Holdings or CastlePoint Holdings are deemed by the U.S. Internal Revenue Service to be engaged in a U.S. trade or business, or if CastlePoint Re is considered to be doing business through a permanent establishment in the U.S., then these entities would be subject to U.S. taxation. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The Company is to determine whether it is “more likely than not” (i.e., greater than 50% certain) that our position would be sustained upon examination by tax authorities. Tax positions that meet the “more likely than not” threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon ultimate settlement. The adoption of FIN 48 has not had a material impact on the Company’s consolidated financial position or the results of operations.
Non-GAAP Measures

     We use the following non-GAAP financial measures to evaluate our profitability.
     Consolidated combined ratio. One of our key measures of profitability is what we refer to as our consolidated combined ratio, which is calculated by dividing (i) the total expenses (excluding interest expenses) minus commission income by (ii) net premiums earned
     Operating net income and operating return on average equity. Each of these terms exclude realized and unrealized gains and losses, and if subject to U.S. taxation, tax at a rate of 35%. This is a common measurement for property and casualty insurance companies. We believe this presentation enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Additionally, these measures are a key internal management performance standard.
     The following table provides a reconciliation of operating net income to net income on a GAAP basis. The operating net income is used to calculate the operating return on average equity.

	Three Months Ended March 31,
	2008	2007
	($ in thousands)

Operating net income	11,043	7,065

Reconciliation to Net Income:
Realized and unrealized gains (losses) on investment in Partnership (1)	(2,979)	0
Net realized gains (losses) on investments	1,365	6
Tax effect on realized and unrealized gains (losses)	136	0

Net Income	$9,565	$7.071

(1)	Realized and unrealized gains and losses from our investment in a limited partnership were recorded as a component of net investment income

Consolidated Results of Operations

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Revenues
Net premiums earned	$100,404	$46,596
Commission income	7,978	1,561
Net investment income	5,157	5,791
Net realized investment gains	1,365	6

Total revenues	114,904	53,954

Expenses
Net loss and loss adjustment expenses	54,535	25,326
Commission and other acquisition expenses	41,524	16,573
Other operating expenses	6,437	3,336
Interest expenses	2,843	2,201

Total expenses	105,339	47,436

Income before taxes	9,565	6,518
Income tax benefit	—	553

Net Income	$9,565	$7,071

Key Measures
Return on average equity	9.1%	9.6%
Consolidated combined ratio	94.1%	93.7%
     We calculate our loss and expense ratios by segment. See “—Insurance Segment Results of Operations,” “—Reinsurance Segment Results of Operations” and “—Insurance Services Segment Results of Operations” below.
Consolidated Results of Operations for the Three Months Ended March 31, 2008 and 2007
     Summary. Our business approach focuses on accumulating profitable, established, low hazard books of business. The company had strong production during the quarter from Tower and other clients. Most of the clients other than Tower began transferring their business to us last year, and so over the course of 2008 we expect to record a full year of their business, adding to our growth. In the first quarter, we also added a new client relationship for quota share reinsurance.
     Our primary risk sharing business solution is a key differentiator for CastlePoint. The company has two risk sharing clients that we signed up last year, writing business on Tower policies and also utilizing CastlePoint Insurance. The first client writes small, workers compensation policies very similar to the type of business that Tower writes. This client generates this business in the Midwestern and Western states. The second client writes similar workers compensation policies, as well as, commercial automobile business primarily in Florida. In both cases, these risk sharing clients participate in the business by assuming reinsurance on a portion of their risks into their own insurance companies.
     The company now also has five program business clients, and the company added one new quota share reinsurance client bringing the total number of quota share reinsurance clients 12 as compared to 8 clients at this time last year.
     The company monitors the underwriting results of all of our business by continually reviewing our clients’ results to ensure that it meets our expected profitability standards as well as underwriting and pricing guidelines. On many of our contracts, there is a sliding scale commission that within a small range of loss ratios shares some of the risk with our clients.
     Net income increased 35.3% to $9.5 million for the three months ended March 31, 2008, compared to $7.1 million for the same period in 2007. Net income was adversely impacted by $3.0 million unrealized losses that are included in net investment income from our investment in a limited partnership comprised of primarily AAA tax free bonds. Net income also was adversely impacted by an other-than-temporary impairment charge at March 31, 2008 in the amount of $0.2 million included in net realized gains on investments. Operating net income, a non-GAAP measure, increased 56.3% to $11.0 million for the three months ended March 31, 2008, compared to $7.1 million for the three months ended March 31, 2007. Net earned premiums increased 115.5% to $100.4 million, based upon growth from Tower, CastlePoint’s largest client, as well as growth from other clients.
     Total revenues. Total revenues increased by 113.0% to $114.9 million for the three months ended March 31, 2008, compared to $54.0 million for the same period in 2007. The increase is primarily due to the increase in net premiums earned by Castle Point Re and CastlePoint Insurance and to commission received by CastlePoint Management. Revenues for the three months ended March 31, 2008 consisted of net premiums earned (87.4% of the total revenues), commission income (6.9% of the total revenues) and net investment income and realized gains (5.7% of the total revenues) compared to net premiums earned (86.4% of the total revenues), commission income (2.9% of the total revenues) and net investment income (10.7% of the total revenues) for the same period in 2007.
     Premiums earned. Net premiums earned increased by 115.5% to $110.4 million for the three months ended March 31, 2008 compared to $46.6 million for the same period in 2007. The business assumed by CastlePoint Re and CastlePoint Insurance under our reinsurance agreements with Tower’s insurance companies and the business written directly using CastlePoint Insurance’s policies through Tower Risk Management represented 75.3% of net premiums earned for the three months ended March 31, 2008 compared to 81.0% of net premiums earned for the same period in 2007.
     Commission income. Commission income increased 411.2% to $8.0 million for the three months ended March 31, 2008 compared to $1.5 million for the three months ended March 31, 2007. We received this commission income as a result of CastlePoint Management’s management of the specialty and traditional programs. The increase in the first quarter of 2008 was a result of adding two workers compensation programs, one commercial auto program and one program that writes workers compensation and commercial auto during the third and fourth quarters of 2007.
     Net investment income and realized investment gains. Net investment income decreased by 11.0% to $5.2 million for the three months ended March 31, 2008 compared to $5.8 million for the three months ended March 31, 2007. The decrease of $0.6 million resulted from a $3.0 million loss reflected in net investment income on our investment in a limited partnership comprised of primarily AAA tax free bonds. The loss was the result of illiquidity and poor performance in this sector due to a continued “flight to quality” and general market concerns regarding the overall financial health of financial guaranty insurers and their ability to pay future claims. The limited partnership is in the process of liquidating its assets and will be returning capital to the partners by end of the second quarter in 2008. This loss was largely offset by the growth in cash and invested assets (net of payables for securities of $86.4 million and zero at March 31, 2008 and 2007, respectively). Cash and invested assets increased to $710.1 million as of March 31, 2008 compared to $574.0 million as of March 31, 2007. The increase in invested assets primarily resulted from our cash flow from operations, principally from growth in premiums written, which was $140.7 million in 2007 compared with $62.6 million in 2006 and the proceeds of approximately $114.5 million, from our IPO, in March 2007 after the deduction of underwriting discounts and other offering expenses and $30 million of cash received for the issuance of subordinated debentures in connection with the trust preferred securities issued in September 2007. The investment book yield on our cash and invested assets was 3.17% for the three months ended March 31, 2008 compared to 5.41% for the same period in 2007. The decrease in yield is generally due to the limited partnership loss of $3.0 million recorded in the first quarter of 2008 compared with a zero loss recorded in the same period last year, which accounted for the 1.7% decline in the yield, coupled with lower yields on cash and cash equivalents in the first quarter of 2008 (3.6%) compared with the same period in 2007 (5.1%).
     Net realized investment gains increased to $1.4 million for the three months ended March 31, 2008 compared to virtually zero for the three months ended March 31, 2007. The gains in the first quarter of 2008 were, in part, the result of selling AAA rated agency mortgage securities with an average duration of 3.4 years and buying corporate bonds, rated between AAA and BBB, with an average duration of 5.7 years, to take advantage of the recent widening of spreads on corporate bonds.

     Loss and loss adjustment expenses. Loss and loss adjustment expenses increased 115.3% to $54.5 million, which produced a 54.3% loss ratio for the three months ended March 31, 2008 compared to $25.3 million which produced a 54.4% loss ratio for the same period in 2007.
     Operating expenses. Operating expenses increased 140.9% to $48.0 million for the three months ended March 31, 2008, from $19.9 million for the same period in 2007. Operating expenses are comprised of commission expense and other operating expenses, including corporate expenses (primarily salaries, audit, legal services and insurance expenses). The increase was due primarily to increase in commissions as a result of our increased premiums. The increase in our other operating expenses resulted in an increase in our salaries and audit fees.
     Interest expense. Our interest expense was $2.8 million for the three months ended March 31, 2008 compared to $2.2 million for the three months ended March 31, 2007. Interest expense resulted primarily from the $100 million of subordinated debentures issued by us in December 2006 at an average fixed interest rate of 8.6%, and the $30.0 million of subordinated debentures issued by us in September 2007 at an average fixed interest rate of 8.39%.
     Income tax benefit. Our income tax benefit was zero for the three months ended March 31, 2008 compared to a tax benefit of $0.6 million for the three months ended March 31, 2007. The effective income tax rate was zero percent for the three months ended March 31, 2008 compared with negative 8.5% for the three months ended March 31, 2007. The zero rate for the three months ended March 31, 2008 reflects our 2008 year end projections for CastlePoint Insurance and CastlePoint Management to be breakeven, even though these operations had net losses before income taxes for the three months ended March 31, 2008 of $3.3 million.
     Net income and return on average equity. Our net income was $9.6 million for the three months ended March 31, 2008 compared to $7.1 million for the same period in 2007. Our annualized return on average equity was 9.1% for the three months ended March 31, 2008 compared 9.6% for the same period in 2007. Our annualized operating return on equity for the three months ended March 31, 2008 was 10.5% compared to 9.6% for the same period in 2007. The annualized return for the three months ended March 31, 2008 was calculated by dividing annualized net income of $38.3 million by weighted average shareholders’ equity of $420.8 million. The annualized return for the three months ended March 31, 2007 was calculated by dividing annualized net income of $28.3 million by weighted average shareholders’ equity of $294.8 million. The decrease in the average return on equity resulted from a greater increase in our average equity compared to our net income. The operating return on average equity was determined similarly but utilizing operating income which excludes realized gains/(losses) as well as unrealized losses that are included in net investment income.
     Consolidated combined ratio. Our consolidated combined ratio for the three months ended March 31, 2008 was 94.1% compared to 93.7% for the same period in 2007. The increase in combined ratio results from the inclusion of CastlePoint Insurance Company in 2008, which did not have operations in the 2007 period, and the fact that as a startup CastlePoint Insurance Company’s costs to purchase property catastrophe protection are a relatively high percentage of its net earned premiums. The corporate expenses contributed 2.6% to the combined ratio for the three months ended March 31, 2008, which compares favorably to 2.9% for this portion of the expense ratio included in the combined ratio for the prior year period.

Insurance Segment Results of Operations

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)
Revenues
Premiums earned
Gross premiums earned	$31,594	$—
Less: ceded premiums earned	(7,634)	—

Net premiums earned	23,960	—

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	16,479	—
Less: ceded loss and loss adjustment expenses	(3,284)	—

Net loss and loss adjustment expenses	13,195	—

Underwriting expenses
Commission expense	8,949	—
Other underwriting expenses	736	2

Total underwriting expenses	9,685	2

Underwriting profit/(loss)	$1,080	$(2)

Key Measures
Premiums written
Gross premiums written	$34,949	$—
Less: ceded premiums written	(11,017)	—

Net premiums written	$23,932	$—

Loss Ratios
Gross	52.2%	n/a
Net	55.1%	n/a
Accident Year Loss Ratios
Gross	50.6%	n/a
Net	53.5%	n/a
Underwriting Expense Ratios
Gross	30.7%	n/a
Net	40.4%	n/a
Combined Ratios
Gross	82.9%	n/a
Net	95.5%	n/a

Insurance Segment Results of Operations for the Three Months Ended March 31, 2008 and 2007
     The insurance segment did not conduct any business and did not have any premium income, obligations relating to insurance policies, employees or operations for the three months ended March 31, 2007.
     Summary. The Insurance segment had an underwriting gain for the three months ended March 31, 2008 due to strong growth combined with our excellent underwriting results. Premiums written and earned were mostly comprised from Tower Brokerage business and the net combined ratio was 95.5%.
     Gross premiums and net premiums. Gross and net premiums written were $34.9 million and $23.9 million, respectively, for the three months ended March 31, 2008. Gross and net premium earned were $31.6 million and $24.0 million respectively, for the three months ended March 31, 2008. CastlePoint Insurance assumed or wrote directly $12.5 million through programs managed by CastlePoint Management and wrote approximately $21.7 million of direct business that was produced by Tower Risk Management Corp., a subsidiary of Tower. The ceded premium consisted of excess of loss and catastrophe premium of which approximately 65% was ceded to third-party reinsurers and 35% to CastlePoint Re.
     Gross and net loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $16.5 million, which produced a 52.2% gross loss ratio for the three months ended March 31, 2008. Net loss and loss adjustment expenses were $13.2 million, which produced a 55.1% net loss ratio for the three months ended March 31, 2008. The net loss ratio was negatively affected by 1.3 million of ceded catastrophe premium written and earned at a zero loss ratio. For the Tower brokerage, accident year 2007 reserve strengthening of $0.3 million was recorded in the first quarter. We increased the loss ratios on property lines of business based upon reported losses during the first quarter that occurred late in 2007 and for which we did not carry reserves for the losses incurred but not reported.
     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the insurance segment are comprised of commission and other underwriting expenses. Commission expense was $8.9 million and other underwriting expenses were $0.7 million of which $0.6 million was boards, bureaus and taxes for the three months ended March 31, 2008. The gross underwriting expense ratio was 30.7% and the net underwriting expense ratio was 40.4% for the three months ended March 31, 2008. The net expense ratio was negatively affected by 1.3 million of ceded catastrophe premium written and earned.
     Underwriting loss and net combined ratio. The underwriting profit and net combined ratio from the insurance segment was $1.1 million and 95.5%, respectively, for the three months ended March 31, 2008.
Reinsurance Segment Results of Operations

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Revenues
Premiums earned
Gross premiums earned	$76,452	$46,596
Less: ceded premiums earned	(9)	—

Net premiums earned	76,443	46,596

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	41,341	25,326
Less: ceded loss and loss adjustment expenses	—	—

Net loss and loss adjustment expenses	41,341	25,326

Underwriting expenses
Ceding commission expense	25,653	15,357
Other underwriting expenses	1,091	650

Total underwriting expenses	26,744	16,007

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Underwriting Profit	$8,358	$5,263

Key Measures
Premiums written
Gross premiums written	$94,167	$71,896
Less: ceded premiums written	(9)	—

Net premiums written	$94,158	$71,896

Loss Ratios
Gross	54.1%	54.3%
Net	54.1%	54.3%
Accident Year Loss Ratios
Gross	54.7%	53.2%
Net	54.7%	53.2%
Underwriting Expense Ratios
Gross	35.0%	34.4%
Net	35.0%	34.4%
Combined Ratios
Gross	89.1%	88.7%
Net	89.1%	88.7%
Reinsurance Segment Results of Operations for the Three Months Ended March 31, 2008 and 2007
     Summary. The Reinsurance segment is predominantly quota share reinsurance. The segment had excellent results driven by the calendar year loss ratio of 54.1% which includes a benefit of 0.6 points from favorable loss development on prior accident years. CastlePoint Re assumed 40% of Tower’s brokerage business during the period as opposed to 49% in the same period in 2007. The overall expense ratio of 35.0% indicates a 36.0% ceding commission to Tower for its brokerage business, which includes 2.0 points of profit sharing commission to Tower based upon its loss ratios.
     Gross premiums and net premiums. Gross and net written premiums increased 31% to $94.2 million for the three months ended March 31, 2008 from $71.9 million for the three months ended March 31, 2007. The quota share reinsurance agreements originated from third-party clients during the first quarter of 2008 includes a new relationship with a client that specializes in the restaurant niche. Additionally, since the first quarter of 2007, new third party business includes two workers compensation treaties and six non-standard automobile treaties. Net premiums earned increased by 64.1% to $76.4 million for the three months ended March 31, 2008 from $46.6 million for the same period in 2007. The risks covered are consistent with 2007 with 99.4% of written premiums being derived from quota share reinsurance, as compared to 97.2% of the business from quota share reinsurance in the same period in 2007.
     Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses increased by 63% to $41.3 million, which produced a 54.1% loss ratio for the three months ended March 31, 2008 compared to $25.3 million, which produced a 54.3% loss ratio for the same period in 2007. The calendar year loss ratio included a 0.6 point benefit from favorable development on prior years, attributable mainly to experience on contracts with Tower. The current accident year loss and loss adjustment expense ratio increased to 54.7% for the three months ended March 31, 2008 compared with 53.2% for the same period in 2007. The increase of 1.5 points is due to the higher percentage of third-party earned premiums in the first quarter of 2008 compared with the first quarter of 2007, which generally carries a higher expected loss ratio than the business ceded to us by Tower.
     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies, which cede business to CastlePoint Re, and other underwriting expenses. Ceding commission expense was $25.7 million and other underwriting expenses were $1.1 million for the three months ended March 31, 2008 compared to $15.4 million and $0.7 million, respectively, for the same period in 2007. Both the gross underwriting expense ratio and the net underwriting expense ratio were 35.0% for the three months ended March 31, 2008 compared to 34.4% for the same period in 2007. The gross and net underwriting expense ratios increased principally as a result of profit commissions on the Tower brokerage quota share treaty and increased staff and related costs from the build out of the reinsurance operations.
     Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $8.4 million and 89.1%, respectively, for the three months ended March 31, 2008 compared to $5.3 million and 88.7% for the same period in 2007. The increase in the combined ratio is due to a higher expense ratio slightly offset by a lower loss ratio.
Insurance Services Segment Results of Operations

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Revenues
Direct commission revenue from programs	$8,709	$1,561

Total Revenues	8,709	1,561

Expenses
Direct commissions expense for programs	7,653	1,216
Other insurance services expenses	1,980	1,344

Total Expenses	9,633	2,560

Insurance Services Loss	$(924)	$(999)

Insurance Services Segment Results of Operations for the Three Months Ended March 31, 2008 and 2007
     Direct commission revenue from programs. Direct commission revenue is dependent upon the premiums written during the year with respect to the program business managed by CastlePoint Management. CastlePoint Management receives commissions from CastlePoint Insurance and Tower’s insurance companies for program business placed by CastlePoint Management with these companies. Direct commission revenue increased to $8.7 million for the three months ended March 31, 2008 compared to $1.6 million for the three months ended March 31, 2007. These commission revenues were received for the specialty programs and traditional programs. The increase in direct commission revenue is due to an increase in the number of programs managed by CastlePoint Management in the first quarter of 2008 compared with the first quarter of 2007. During the third and fourth quarters of 2007, CastlePoint Management managed two workers compensation programs, one commercial auto program and one program that writes workers compensation and commercial auto.
     Direct commission expense for programs. Direct commission expense increased to $7.7 million for the three months ended March 31, 2008 from $1.2 million for the three months ended March 31, 2007. Direct commission expense consisted of the commission fees paid by us to producing agents for the placement of program business.
     Other insurance services expenses. Other insurance services expenses were $2.0 million for the three months ended March 31, 2008 compared to $1.3 million for the same period in 2007. This amount includes $0.3 million for the three months ended March 31, 2008 and $0.2 million for the three months ended March 31, 2007 of costs incurred and charged by Tower’s insurance companies for services provided to us.
     Insurance services loss. Insurance services loss was $0.9 million for the three months ended March 31, 2008 compared to a loss of $1.0 million for the same period in 2007 due to current incurrence of costs to produce programs that are expected to generate commission revenue in the future periods due to in part to the lag time associated with launching new programs that require rates and forms to be filed and approved, as well as systems implemented.
Liquidity and Capital Resources
     CastlePoint Holdings is a holding company, and as such, has no direct operations of its own. We expect substantially all of our operations to be conducted by our insurance, reinsurance, and management company subsidiaries. Accordingly, we expect to have continuing cash needs for administrative expenses, dividends and the payment of principal and interest on current and any future borrowings, and to make strategic investments. Funds to meet these obligations will come primarily from dividend payments from our operating subsidiaries; however, there are restrictions on the payment of dividends by our insurance subsidiaries. These restrictions, as well as our liquidity, principal capital requirements and related matters are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report on Form 10-K filed with the SEC.
     In our operating subsidiaries, we seek to maintain sufficient liquidity to pay claims, operating expenses and meet our other obligations. On a consolidated basis, we held $107.3 million (net of payable for securities purchased at the end of the first quarter) and $153.6 million of cash and cash equivalents at March 31, 2008 and December 31, 2007, respectively. We monitor our expected claim payment needs and try to maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claim payments without having to sell longer-duration investments prior to maturity. The average weighted yield on cash and cash equivalents at March 31, 2008 was 3.5%. We expect that the majority of these cash funds will be reinvested in longer term investments over the next few months to take advantage of the recent steepening of the yield curve. We expect our portfolio duration to increase from 2.8 years at March 31, 2008 to approximately 3.2 years within the next several months. We believe a target of 3.2 years provides adequate matching of our portfolio assets with expected claim payouts. We also expect our cash flow from operations to continue to be strong throughout 2008 as we expect our premiums written to continue to increase.
     Dividends and other permitted distributions from our operating subsidiaries are our primary source of funds to pay dividends to shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, restrict the declaration and payment of dividends and the making of distributions by CastlePoint Re, unless specific regulatory requirements are met. In addition, CastlePoint Insurance Company is, and any other U.S. licensed insurance companies that we may acquire or form and capitalize will be, subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Furthermore, any dividends paid by CastlePoint Insurance Company or such other U.S. licensed insurance companies will be subject to a 30% withholding tax. Therefore, we intend that any dividends or other permitted distributions we expect to receive will be paid or otherwise made by CastlePoint Re, which is subject to Bermuda regulatory restrictions and any applicable contractual restrictions on any such payments. If we cannot receive dividends or other permitted distributions from our subsidiaries as a result of such restrictions, we will be unable to pay dividends as currently contemplated by our board of directors. However, cash and invested assets at CastlePoint Bermuda Holdings at March 31, 2008, currently available to pay dividends to CastlePoint Holdings was $70.9 million.
     On April 2, 2008, the Company announced that the quarterly dividend payable on June 30, 2008 would be increased from $0.025 to $0.05 per share.
Sources and Uses of Cash and Cash Flows
     The primary sources of cash of our operating subsidiaries are net premiums received, investment income and commission income. In addition, at the holding company, we may raise cash from public offerings and at the holding company or at the operating subsidiaries, we may raise cash from the issuance of debt.
     Our principal ongoing cash requirements in our holding companies are expected to be the further capitalization of our existing operating subsidiaries, our operating expenses, our possible acquisition or formation of one or more additional U.S. licensed insurance companies, subject to receipt of regulatory approvals. In addition, we will need cash to enable us to make strategic investments in some of our clients and potential clients, including

Tower, as well as to pay dividends to our shareholders and to service the debt on the subordinated debentures of $30.9 million issued by CastlePoint Bermuda Holdings in September 2007. The principal ongoing cash requirements in our operating companies are expected to be our possible acquisition or formation of one or more additional U.S. licensed insurance companies, subject to receipt of regulatory approvals, net cash settlements under insurance risk-sharing and reinsurance agreements, payment of losses and loss adjustment expenses, commissions paid to program underwriting managers, ceding commissions to insurance companies including Tower, excise taxes, operating expenses and payments under our service and expense sharing agreements with Tower. In addition, we will need cash to enable us to make strategic investments in some of our clients and potential clients, including Tower, as well as to pay dividends to our holding company and to service the debt on the subordinated debentures of $103.1 million issued by CastlePoint Management in December 2006.
     Further, while insurance regulations differ by location, insurers and reinsurers are generally required to maintain certain minimum levels of capital and/or risk-based capital, the calculation of which typically includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations. We may acquire or form and capitalize one or more additional U.S. licensed insurance companies in 2008. We anticipate that the purchase price for any additional U.S. licensed insurance companies that we may acquire would consist of the amount to be paid for the value of the target company’s insurance licenses (in our experience, typically no more than $200,000 per state license, depending upon lines of authority) and the amount of its statutory capital and surplus, as well as the value of the business if an ongoing operating insurance company is purchased. We expect to file an application with the Florida Office of Insurance Regulation in the immediate future to establish a Florida domestic property and casualty company which we expect to initially capitalize at $10 million.
     In 2008 we have received and expect to receive cash, from direct and assumed premiums collected, net cash settlements under our insurance risk-sharing and reinsurance agreements, fee income for services provided, investment income and proceeds from sales and redemptions of investments. We also expect that we will raise additional funds in the future through additional equity and/or additional debt financings.
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
     We continuously monitor and review our internal capital allocation, the performance of our investment portfolio, the need for new debt and or new capital raises and potential acquisitions.
Cash Flows
     For the three months ended March 31, 2008, net cash provided by operating activities was approximately $31.1 million compared to $34.0 million for the three months ended March 31, 2007. The net cash provided by operations decreased slightly from the prior year primarily as a result of increased collected premiums offset by a greater increase in losses payable and premium payable programs.
     For the three months ended March 31, 2008 net cash flows provided in investing activities was approximately $10.0 million compared to net cash flows used in investing activities was $24.6 million for the same period in 2007, which consisted of purchases and sales of investments.
     The net cash flows used by financing activities for the three months ended March 31, 2008 were approximately $1.0 million, which consisted of dividend to shareholders, as compared to net cash flows provided by financing activities were $114.1 million for the same period in 2007, which primarily consisted of approximately $114.9 million in net proceeds after offering costs less dividends paid to shareholders of $0.7 million.

     The primary sources of cash of our operating subsidiaries are net premiums received, commission income and investment income. Cash is used by our operating subsidiaries to pay dividends to their parent, commissions, claims and operating expenses, as well as to purchase investments and fixed assets, subject to regulatory, contractual, rating agencies and other constraints applicable to us.
Security Requirements
     As required by the Company’s reinsurance agreements with its cedents, CastlePoint Re and CastlePoint Insurance, where it is a non-admitted or non-accredited reinsurer, are required to collateralize amounts through a letter of credit, cash advance, funds held or a trust account. The amount of the letter of credit or trust is to be adjusted each calendar quarter, and the required amount is to be at least equal to the sum of the following contract amounts: (i) unearned premium reserve, (ii) paid loss and loss adjustment expense payable, (iii) loss and loss adjustment expenses reserves, (iv) loss incurred but not reported, (v) return and refund premiums, and (vi) less premium receivable. As of March 31, 2008 and December 31, 2007, CastlePoint Re maintained trusts and a letter of credit in the amount of $266.5 million and $218.1 million, respectively, at State Street Bank and Trust Company, a Massachusetts trust company. As of March 31, 2008 and December 31, 2007 CastlePoint Insurance Company maintained a trust at the same trust company in the amount of $8.0 million and 8.4 million, respectively. Both CastlePoint Re and CastlePoint Insurance Company earn and collect the interest on the trust funds.
Investments
     The Company has developed specific investment objectives and guidelines for the management of its investment portfolio. These investment guidelines stress capital preservation and maximization of after tax investment income through the maintenance of liquidity, risk diversification and credit quality. Generally, we invest our assets in relatively liquid, high-grade, fixed-maturity securities of relatively short duration. We seek to manage our credit risk through issuer and industry diversification and interest rate risk by monitoring the duration and structure of the portfolio. Despite the prudent focus of these objectives and guidelines, the Company’s investments are subject to general market risk, as well as to risks inherent to particular securities.
     The fair value for fixed maturity, short-term, and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: independent broker quotations, third-party pricing services, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services (Level 1), the remaining non-exchange traded securities are then submitted to independent brokers or third-party pricing services for prices (Level 2), or, if prices from these sources are not available, the securities are priced using a pricing matrix based on unobservable inputs (Level 3, see below). Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. Included in the pricing of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
     Although generally not the case for the types of securities we purchase, prices from independent brokers and third-party pricing services are, at times, unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data (Level 3). Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third-party pricing service or an independent broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments are intended to adjust security prices for issuer-specific factors.

     The aggregate fair market value of our available-for-sale investments as of March 31, 2008 was $593.3 million. Our fixed maturity securities as of March 31, 2008 had a fair market value of $516.8 million and an amortized cost of $524.5 million. Our equity securities as of March 31, 2008 had a fair market value of $37.4 million and a cost of $42.6 million. Short-term investments as of March 31, 2008 were carried at fair value of $39.1 million and had an amortized cost of $39.1 million.
     At March 31, 2008 we held $107.3 million of cash and cash equivalents, net of payable for securities of $86.4 million, which included all securities that, at their purchase date, had a maturity of 90 days or less. The average yield on cash and cash equivalents held at March 31, 2008 was approximately 3.5%. During 2007 and the first quarter of 2008, our investment manager recommended overweight positions in mortgages, favoring pass-through instruments and AAA rated collateralized mortgage obligations and commercial mortgage backed securities and adjustable rate mortgages. Our investment manager recommended underweight positions in virtually all other sectors. However, they did add corporate bonds selectively in the new issue calendar. Since we did not wish to materially increase our exposure to mortgages at that time, we decided to maintain a relatively high amount of cash and cash equivalent balances. We expect that these balances will be substantially reduced in the next few months.
     The portfolio duration of the fixed maturity securities at March 31, 2008 was approximately 2.84 years (2.24 years at December 31, 2007) and the average credit rating was AA (AA at December 31, 2007).
     The Company held in “Fixed maturity securities” on the balance sheet at March 31, 2008, $372.5 million ($343.9 million at December 31, 2007), at fair value, in residential mortgage-backed (“RMBS”), commercial mortgage-backed (“CMBS”) and asset backed securities (“ABS”) (reflecting assets backed by automobile loans and credit card receivables, with no exposure to assets backed by home equity loans). RMBS and CMBS, excluding ABS, amounted to $323.2 million at March 31, 2008. Of this amount, $236.6 million were RMBS and $86.6 million were CMBS. Approximately $175.3 million of the RMBS were backed by the U.S. government or government charted agencies. All RMBS and CMBS are rated AAA, with the exception of $3.6 million rated BBB and BB.
     Included in “Equity securities” on the balance sheet at March 31, 2008 is an investment of $9.4 million in a fund comprised of primarily investment grade securities with a focus on the financial institutions segment of the credit markets (i.e., primarily trust preferred, subordinated debt and preferred securities). We also hold a $1.5 million investment in a fund investing primarily in securitized bank loans and we hold $1.6 million of publicly traded common stocks whose purpose is to own various mortgage backed securities, including CMBS, non-agency RMBS, and RMBS backed by the U.S. government or government chartered agencies. We recorded an other-than-temporary impairment charge on these common stock securities at March 31, 2008 in the amount of $0.2 million because we do not necessarily have the intent to hold these securities until full recovery. The remaining investments in this category are preferred stocks in the finance and banking industries in the amount of $24.9 million
Contractual Obligations
     There have been no material changes during the period covered by this quarterly report on Form 10-Q, outside of our ordinary course of business, to the contractual obligations specified in the table of contractual obligations in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report on Form 10-K.
Off-Balance Sheet Transactions
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

Ratings
     The maintenance of the ratings assigned by A.M.Best depends, in part, upon CastlePoint Re and CastlePoint Insurance operating in a manner consistent with the business plan presented to A.M. Best. A.M. Best formally evaluates its Financial Strength ratings of insurance companies at least once every twelve months and monitors the performance of rated companies throughout the year.
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
     For fixed maturities securities, we use modified duration modeling to calculate the impact of potential changes in interest rates on fair values. Durations on invested assets are adjusted for any call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of March 31, 2008.
     The following table summarizes the estimated change in fair value on our fixed maturity portfolio based on specific changes in interest rates as of March 31, 2008:

	Estimated Increase
	(Decrease)	Estimated Percentage
	in Fair Value	Increase (Decrease)
Change in Interest Rate	($ in thousands)	in Fair Value
300 basis point rise	(58,238)	(10.8)%
200 basis point rise	(38,380)	(7.1)%
100 basis point rise	(18,205)	(3.4)%
100 basis point decline	17,866	3.3%
200 basis point decline	30,566	5.7%
300 basis point decline	39,181	7.3%
     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of interest-sensitive instruments of $18.2 million or 3.4% based on a 100 basis point increase in interest rates as of March 31, 2008. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 85.7% of our total investments as of March 31, 2008.

     As of March 31, 2008, we had a total of $134.0 million of outstanding debt, all of which are outstanding junior subordinated debentures underlying trust securities issued by our wholly owned statutory business trusts carrying a fixed interest rate during the first five years, after which the interest rate will become floating and equal to the three month LIBOR rate plus 3.5% per annum (calculated quarterly). If LIBOR rates increase, the amount of interest payable by us would also increase.
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
     In connection with the evaluation described above, we have not identified any change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any pending or, to our knowledge, any threatened material litigation and are not currently aware of any pending or threatened material litigation, other than in the normal course of business as an insurer or a reinsurer. We may become involved in various claims and legal proceedings in the normal course of business, as a reinsurer or insurer.
Item 1A. Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I of our 2007 Annual Report on Form 10-K, filed with the SEC on March 31, 2008. The risk factors identified therein have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable
     (b) On March 22, 2007, the SEC declared effective the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-139939), filed in connection with the initial public offering of its common shares, par value $0.01 per share.
     The aggregate proceeds of the offering (including sale of the 1,134,410 shares sold pursuant to the underwriters’ over-allotment option) were approximately $127.8 million, of which the gross proceeds to the Company were approximately $126.1 million. Net proceeds to the Company, after deducting underwriting discounts of approximately $8.5 million and other estimated offering expenses of approximately $3.6 million, were approximately $114 million.
     As of March 31, 2008, we have used approximately $70.0 million of these net proceeds to further capitalize CastlePoint Re, and we intend to use the remaining proceeds of the initial public offering to either further capitalize CastlePoint Re or capitalize any U.S. licensed insurance companies we may acquire in the future and for general corporate purposes.

     (c) Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended March 31, 2008.
Item 6. Exhibits

31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLEPOINT HOLDINGS, LTD. (Registrant)
Date: May 9, 2008	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board and Chief Executive Officer

Date: May 9, 2008	/s/ Joel. S. Weiner
Joel S. Weiner
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906