Form 10-Q
period 2008-06-30
CastlePoint Holdings, Ltd.
filed 2008-08-14
CIK 1360537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,305,735 common shares, par value $0.01 per share, as of August 11, 2008.

EXPLANATORY NOTE
     This quarterly report is filed by CastlePoint Holdings, Ltd., a Bermuda company limited by shares (“CastlePoint” or the “Company”). Unless the context requires otherwise or unless stated otherwise, the terms “we”, “our” and “us” refer to the Company and its subsidiaries.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CastlePoint Holdings, Ltd.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands, except par value and
	share amounts)
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost $570,734 for 2008; $484,489 for 2007)	$556,431	$484,972
Equity securities, available-for-sale, at fair value (cost $56,810 for 2008; $44,036 for 2007)	52,020	42,402
Short-term investments, available-for-sale, at fair value (amortized cost $16,911 for 2008; $0 for 2007)	16,911	—

Total available-for-sale investments	625,362	527,374
Investment in partnerships, equity method	4,974	8,503
Common trust securities – statutory business trusts, equity method	4,022	4,022

Total investments	634,358	539,899
Cash and cash equivalents	149,362	153,632
Accrued investment income	4,204	4,064
Premiums receivable (primarily with related parties – See note 3)	160,957	125,597
Premiums receivable – programs (primarily with related parties – See note 3)	25,568	9,083
Prepaid reinsurance premiums	10,001	3,475
Reinsurance recoverable on paid loss & loss adjustment expense	1,366	22
Reinsurance recoverable on unpaid loss & loss adjustment expense	4,449	—
Deferred acquisition costs (primarily with related parties – See note 3)	85,439	73,073
Deferred income taxes	9,189	7,051
Deferred financing fees	3,610	3,673
Other assets	12,858	7,174

Total Assets	$1,101,361	$926,743

Liabilities and Shareholders’ Equity

Liabilities
Loss and loss adjustment expenses (primarily with related parties – See note 3)	$191,287	$121,426
Unearned premium (primarily with related parties – See note 3)	258,987	217,518
Losses payable (primarily with related parties – See note 3)	20,672	8,527
Premiums payable (primarily with related parties – See note 3)	47,102	16,257
Accounts payable and accrued expenses	2,145	3,592
Payable for securities	14,844	—
Other liabilities	9,015	3,595
Subordinated debentures	134,022	134,022

Total Liabilities	678,074	504,937

Shareholders’ Equity
Common shares ($0.01 par value, 100,000,000 shares authorized; and 38,305,735 issued as of June 30, 2008 and 38,289,430 shares issued as of December 31, 2007)	383	383
Additional paid-in-capital	386,203	385,057
Accumulated other comprehensive net loss	(17,722)	(1,051)
Retained earnings	54,423	37,417

Total Shareholders’ Equity	423,287	421,806

Total Liabilities and Shareholders’ Equity	$1,101,361	$926,743

See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Consolidated Statements of Income and
Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands, except share and per share amounts)
Revenues
Net premiums earned (primarily with related parties – See note 3)	$110,815	$54,940	$211,219	$101,536
Insurance services revenue (primarily with related parties – See note 3)	8,371	674	16,349	2,235
Net investment income	8,227	8,088	13,384	13,879
Net realized investment losses	(2,801)	(25)	(1,436)	(19)

Total revenues	124,612	63,677	239,516	117,631

Expenses
Loss and loss adjustment expenses (primarily with related parties – See note 3)	60,660	27,982	115,195	53,308
Commission and other acquisition expenses (primarily with related parties – See note 3)	45,485	19,389	87,009	35,962
Other operating expenses	6,196	4,379	12,633	7,715
Interest expense	2,826	2,153	5,669	4,354

Total expenses	115,167	53,903	220,506	101,339

Income before income taxes	9,445	9,774	19,010	16,292
Income tax benefit	869	744	869	1,297

Net income	$10,314	$10,518	$19,879	$17,589

Comprehensive Income
Net income	$10,314	$10,518	$19,879	$17,589
Other comprehensive income (loss):
Gross unrealized investment holding losses arising during period	(8,926)	(6,661)	(19,377)	(5,945)

Less: reclassification adjustment for losses included in net income	(2,801)	(25)	(1,436)	(19)

	(6,125)	(6,636)	(17,941)	(5,926)
Income tax recovery related to items of other comprehensive loss	496	614	1,270	585

Total other comprehensive loss	(5,629)	(6,022)	(16,671)	(5,341)

Comprehensive Income	$4,685	$4,496	$3,208	$12,248

Earnings Per Share
Basic earnings per common share	$0.27	$0.27	$0.52	$0.51

Diluted earnings per common share	$0.27	$0.27	$0.52	$0.51

Weighted Average Common Shares Outstanding:
Basic	38,282,320	38,277,148	38,280,012	34,349,404
Diluted	38,303,705	38,848,730	38,410,038	34,718,272

Dividends declared and paid per common share:
Common stock	$0.05	$0.025	$0.075	$0.05
See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	($ in thousands)
Cash flows from operating activities:
Net income	$19,879	$17,589
Adjustments to reconcile net income to net cash provided by (used in) operations:
(Gain)/ loss on sale of investments	1,436	19
Depreciation and amortization	177	54
Amortization of bond premium or discount	(373)	(263)
Amortization of stock-based compensation expense	1,146	906
Amortization of deferred financing fees	63	50
Equity in limited partnerships	3,529	—
Deferred income taxes	(869)	(1,297)
(Increase)/decrease in assets:
Accrued investment income	(140)	1,572
Premiums receivable	(35,361)	(28,977)
Premiums receivable – programs	(16,485)	(164)
Prepaid reinsurance premiums	(6,527)	—
Reinsurance recoverable on paid loss & loss adjustment expense	(1,344)	—
Reinsurance recoverable on unpaid loss & loss adjustment expense	(4,449)	—
Deferred acquisition costs	(12,366)	(17,085)
Other assets	(5,674)	(8,514)
Increase in liabilities:
Loss and loss adjustment expenses	69,861	39,096
Unearned premium	41,469	50,871
Losses payable	12,145	8,951
Premiums’ payable – programs	30,845	239
Accounts payable and accrued expenses	(1,447)	(918)
Other liabilities	5,287	767

Net cash flows provided by operations	100,802	59,752

Cash flows from investing activities:
Cost of fixed assets purchased	(188)	(769)
Purchases of investments:
Cost of fixed-maturity securities	(345,945)	(308,537)
Cost of equity securities	(27,670)	(25,046)
Sale of investments:
Proceeds from sales of fixed-maturity securities	274,746	151,790
Other investments	—	40,000
Proceeds from sales of equities	13,769	(20,109)
Net short term investments (purchased)/sold	(16,911)	51,626

Net cash flows (used) in investing activities	(102,199)	(111,045)

Cash flows from financing activities:
Net proceeds from Initial Public Offering	—	114,894
Dividends to shareholders	(2,873)	(1,698)

Net cash flows (used)/provided by financing activities	(2,873)	113,196

(Decrease)/Increase in cash and cash equivalents	(4,270)	61,903
Cash and cash equivalents, beginning of period	153,632	34,784

Cash and cash equivalents, end of period	$149,362	$96,687

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$5,733	$4,054
See accompanying notes to the consolidated financial statements.

CastlePoint Holdings , Ltd.
Consolidated Statement of Changes in Shareholders’ Equity
for the period ended June 30, 2008
(Unaudited)

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Shareholders’
	Shares	Capital	Income (Loss)	Earnings	Equity
	($ in thousands)
Balance at December 31, 2007	$383	$385,057	$(1,051)	$37,417	$421,806

Net income				19,879	19,879
Net unrealized losses			(16,671)		(16,671)
Stock based compensation		1,146			1,146
Dividends to shareholders				(2,873)	(2,873)

Balance at June 30, 2008	$383	$386,203	$(17,722)	$54,423	$423,287

See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation – Summary of Significant Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and in conformity with Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2007 and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three and six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements include the accounts of CastlePoint Holdings, Ltd. (sometimes referred to as “CastlePoint Holdings” or the “Company”), and its wholly-owned subsidiaries, CastlePoint Bermuda Holdings Ltd. (“CastlePoint Bermuda Holdings”), CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”), CastlePoint Management Corp. (“CastlePoint Management”) and CastlePoint Insurance Company (“CastlePoint Insurance”). All significant inter-company balances have been eliminated. Business segment results are presented gross of all material inter-segment transactions.
Note 2 – Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity’s own data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 were effective for financial statements issued for years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 on January 1, 2008. However, pursuant to FSP FAS 157-2, “Effective date of FASB Statement No. 157 (“FSP FAS 157-2”), the Company elected to defer the effective date of FAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The objective is to improve financial reporting by providing the entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard expands the use of fair value measurement. The standard was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect to implement the fair value option for eligible financial assets and liabilities as of January 1, 2008.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This standard will require enhanced disclosures concerning (1) the manner in which an entity uses derivatives, (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The guidance will become effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its consolidated financial position or results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the effect that the adoption of SFAS No. 162 will have on its consolidated financial condition or results of operations.
Note 3 – Related Party Transactions
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
     Reinsurance Agreements: In April 2006, CastlePoint Re entered into three multi-year quota share reinsurance agreements with Tower’s insurance subsidiaries which were extended and will expire on their current terms in April 2010: the brokerage business quota share reinsurance agreement, the traditional program business quota share reinsurance agreement, and the specialty program business and insurance risk-sharing business quota share reinsurance agreement. For the three months ended June 30, 2008, CastlePoint Re assumed 35% of Tower’s brokerage business under the brokerage business quota share reinsurance agreement as compared to 40% for the three months ended March 31, 2008.
     During the six months ended June 30, 2008 the ceding percentages from Tower pursuant to the traditional program business quota share reinsurance agreement and the specialty program business and insurance risk-sharing business quota share reinsurance agreement remained unchanged from the three months ended March 31, 2008 such that CastlePoint Re assumed 50% and 85% of Tower’s premiums and losses in those businesses, respectively. However, the ceding commission terms under the specialty quota share and risk sharing agreement were amended to reflect the actual costs of commissions, board, bureaus and taxes, and other fees paid to the program underwriting agencies or risk sharing clients on a program by program basis. The traditional program business quota share reinsurance agreement had previously been amended to reflect actual underlying costs by program in a similar manner.
     In October 2007, the Company and Tower jointly submitted two aggregate excess of loss reinsurance agreements for the brokerage business for review by the New York State Insurance Department. These agreements remain subject to regulatory review and are deemed approved and in effect. The purpose of the two aggregate excess of loss reinsurance agreements is to cause the loss ratios for the brokerage business of CastlePoint Insurance and Tower to be approximately equal. Under the first agreement, Tower agrees to reinsure 85% (the percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by Tower and CastlePoint Insurance) of CastlePoint Insurance’s brokerage business losses that are in excess of a specified loss ratio for brokerage business written through Tower Risk Management Corp. Under the second agreement CastlePoint Insurance agrees to reinsure 15% (the percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by Tower and CastlePoint) of Tower’ brokerage business losses that are in excess of a specified loss ratio for brokerage business. Under both agreements, the loss ratio is calculated net of premiums paid for and losses recovered from specific excess reinsurance, property catastrophe reinsurance and facultative reinsurance, if any, which inure to the benefit of the agreement, and before any cessions to quota share reinsurance. For the six months ended June 30, 2008, premiums ceded to Tower for the aggregate excess of loss treaty were $1.5 million and premiums assumed from Tower for the same corresponding aggregate excess of loss treaty were $1.5 million. CastlePoint Insurance also ceded net $0.3 million of incurred losses for the same period.
     Premiums receivable from and losses payable to Tower as of June 30, 2008 were $111.6 million and $15.3 million, respectively, compared to $105.4 million and $1.7 million as of December 31, 2007. The unearned premium reserves and loss reserves with Tower as of June 30, 2008 were $194.7 million and $142.4 million, respectively, compared to $175.2 million and $108.8 million as of December 31, 2007. Deferred acquisition costs were $64.1 million and $61.7 million as of June 30, 2008 and December 31, 2007, respectively.
     Management Agreements: Tower and CastlePoint have entered into business management agreements with each other for brokerage business and program business; these management agreements have been approved by the New York State Insurance Department.
     The business management agreement pertaining to Tower’s brokerage business provides that a portion of Tower’s brokerage business may be written directly in CastlePoint Insurance with Tower Risk Management as the manager of this business. For managing such business, Tower Risk Management Corp. is paid a management fee calculated using the sliding scale formula that was originally intended by the master agreement among the parties to be paid to Tower Insurance Company of New York for managing the brokerage business, net of specific aggregate and property catastrophe excess of loss reinsurance costs. The sliding scale commission provides that Tower Risk Management’s commission for the brokerage business is 31% of net premiums written, which can increase to 33% or decline to 28% depending on the loss ratio. For the six months ended June 30, 2008 and June 30, 2007 and based upon the estimated loss ratio for brokerage business, CastlePoint Insurance accrued fees amounting to approximately $16.5 million and zero, respectively, to Tower Risk Management. The accrued fees for the six months ended June 30, 2008 were equal to approximately 33% of earned premiums attributed to this business.
     The business management agreement pertaining to programs business that is managed by CastlePoint Management provides that a portion of program business may be written directly in Tower’s insurance companies and that CastlePoint Management would receive fees for providing certain underwriting and claims services for this business. As manager of the program and risk sharing business, CastlePoint Management performs certain underwriting and claims services with respect to program business and Tower reimburses CastlePoint Management for its actual costs, which include commissions paid to program underwriting agencies, fees paid to third party administrators to adjust claims, plus an allowance to CastlePoint Management for its actual internal costs, which for the three and six months ended June 30, 2008 were approximately 5% of gross premiums written for programs business. Premiums payable and due to Tower for program business at June 30, 2008 and December 31, 2007 were $27.9 million and $8.6 million, respectively. For the three months ended June 30, 2008 and June 30, 2007, CastlePoint Management recorded commission revenue of $8.7 million and $0.7 million, respectively, from Tower.

For the six months ended June 30, 2008 and June 30, 2007, CastlePoint Management recorded commission revenue of $16.4 million and $2.2 million, respectively, from Tower.
     The net underwriting impact related to our agreements with Tower discussed above is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Net premiums earned	$84,227	$45,213	$159,854	$83,746
Net losses incurred	44,999	22,295	84,339	42,849
Net commission expense	31,641	16,080	59,624	29,298
     Service and Expense Sharing Agreements: CastlePoint Management is a party to service and expense sharing agreements with Tower and certain of its subsidiaries. For the three and six months ended June 30, 2008, Tower charged CastlePoint Management $0.4 million and $ 0.5 million, respectively, compared to $0.2 million and $0.3 million for the same periods in 2007, for services rendered in support of CastlePoint Management’s infrastructure as contemplated by the service and expense sharing agreements.
     In addition to the services rendered in support of CastlePoint Management’s infrastructure, Tower rendered services for CastlePoint Management’s program business contemplated by the service and expense sharing agreements. For these services, Tower charged CastlePoint Management $0.1 million and $0.3 million, for the three and six months ended June 30, 2008 compared to $0.1 million and $0.2 million for the same periods in 2007.
     Proposed Acquisition: On August 5, 2008, the Company and Tower announced that they have entered into a definitive agreement for the acquisition of the Company by Tower in a transaction valued at approximately $490 million. For details see Note 10 – Subsequent Events. CastlePoint has incurred $2.1 million in expenses as of June 30, 2008 for external attorneys and bankers fees related to the proposed acquisition of CastlePoint by Tower as disclosed in Note 10. Tower has agreed that it will reimburse CastlePoint unconditionally for these expenses in connection with its acquisition of CastlePoint and a receivable has been recorded for this recoverable.

Note 4 – Investments
     The amortized cost and fair value of the investments by investment type as of June 30, 2008 and December 31, 2007 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	($ in thousands)
June 30, 2008:
Fixed Maturities:
US government and agencies securities	$6,073	$114	$(57)	$6,130
Corporate fixed maturities	149,579	821	(5,249)	145,151
Mortgage and asset-backed securities	415,082	1,402	(11,334)	405,150

Total fixed maturities	570,734	2,337	(16,640)	556,431
Equities	56,810	177	(4,967)	52,020
Short term investments	16,911	—	—	16,911

Total available-for-sale investments	$644,455	$2,514	$(21,607)	$625,362

December 31, 2007:
Fixed Maturities:
US government and agencies securities	$8,598	$214	$—	$8,812
Corporate fixed maturities	132,268	1,372	(1,370)	132,270
Mortgage and asset-backed securities	343,623	3,124	(2,857)	343,890

Total fixed maturities	484,489	4,710	(4,227)	484,972
Equities	44,036	28	(1,662)	42,402

Total available-for-sale investments	$528,525	$4,738	$(5,889)	$527,374

     On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), regarding fair value measurements. The valuation technique used to fair value the financial instruments is the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets.
     In accordance with SFAS 157, the Company has evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy level for each security based upon trading activity and the observability of market inputs. Based on this evaluation, each price was classified into Level 1, 2 or 3. Level 1 inputs are quoted prices in active markets for identical securities. Level 2 inputs are other than quoted prices included within Level 1 that are observable for the security, either directly or indirectly. Level 3 inputs are unobservable inputs for the security. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the security at the measurement date. All of the prices represent observable prices, including similar securities in active markets, identical or similar securities in an inactive market or market corroborated inputs.
     In accordance with SFAS 157, the Company determined that its investments in publicly-traded equity securities are categorized as Level 1 pricing. Investments in all fixed maturities, including U.S. government securities and preferred stock, are categorized as Level 2 pricing. No securities in the Company’s portfolio were priced using unobservable inputs and, therefore, the Company has not assigned any securities to Level 3.
     As of June 30 2008, the Company’s investments are categorized into Levels as follows:

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Fixed maturity investments	$556,431	$—	$556,431	$—

Short-term investments	16,911	—	16,911	—
Equity investments	52,020	1,210	50,810	—

Total	$625,362	$1,210	$624,152	$—

     As of June 30, 2008, $16.6 million (77%) of the Company’s invested assets that were in an unrealized loss position had been held for less than 12 months. Substantially all of the Company’s invested assets that were in an unrealized loss position at December 31, 2007 had been held for less than 12 months. Unrealized losses are as follows:

		Less than 12 Months			More than 12 Months			Total
	Number of			Unrealized			Unrealized			Unrealized
	Positions	Book Value	Fair Value	Losses	Book Value	Fair Value	Losses	Book Value	Fair Value	losses
	($ in thousands)
As of June 30, 2008
Corporates	49	$73,139	$69,884	$(3,255)	$10,241	$8,247	$(1,994)	$83,380	$78,131	$(5,249)

Mortgage & asset-backed	59	264,384	255,094	(9,290)	7,334	5,233	(2,101)	271,718	260,327	(11,391)

Total fixed maturities	108	337,523	324,978	(12,545)	17,575	13,480	(4,095)	355,098	338,458	(16,640))
Equities	30	51,601	47,540	(4,061)	4,000	3,095	(905)	55,601	50,635	(4,967)

Total	138	$389,124	$372,518	$(16,606)	$21,575	$16,575	$(5,000)	$410,670	$389,093	$(21,607)

As of December 31, 2007
Corporates	17	$28,206	$26,836	$(1,370)	$—	$—	$—	$28,206	$26,836	$(1,370)

Mortgage & asset-backed	23	77,757	74,911	(2,846)	3,669	3,658	(11)	81,426	78,569	(2,857)

Total fixed maturities	40	105,963	101,747	(4,216)	3,669	3,658	(11)	109,632	105,405	(4,227)
Equities	9	21,383	19,721	(1,662)	—	—	—	21,383	19,721	(1,662)

Total	49	$127,346	$121,468	$(5,878)	$3,669	$3,658	$(11)	$131,015	$125,126	$(5,889)

     As of June 30, 2008, the Company had 138 securities in a gross unrealized loss position amounting to $21.6 million, of which $16.6 million (108 securities) was attributable to fixed maturities and $5.0 million (30 securities) was attributable to equity securities. Of the $16.6 million attributable to fixed maturities, $15.3 million was rated investment grade. The remaining $1.3 million unrealized loss was attributed to one security rated BB. This is a commercial mortgage-backed security (“CMBS”). This security, which is one of the securities discussed below in the Mortgage and Asset-Backed Securities section has been in an unrealized loss position for less than 12 months. The market value at June 30, 2008 of the security was 40.4% of amortized cost.
     Corporate Fixed Maturities — The unrealized loss position of $5.2 million as of June 30, 2008 in corporate fixed maturities relates to 49 securities all rated BBB or above; 6 securities in the amount of $2.0 million had been in an unrealized loss position for more than 12 months, the remaining 43 securities had a loss position of $3.2 million as of June 30, 2008. The security with the largest unrealized loss in this group of $1.9 million is Lehman Brothers Holdings, Inc., issued May 17, 2007, with a coupon of 5.86% and a book yield of 6.21%, rated BBB+. The remaining corporate securities are distributed over the following industries—banks, brokerage, insurance, other finance, media, pipelines and utilities. The impairment on all fixed corporate maturities was considered temporary at June 30, 2008 and is generally the result of continued widening of spreads during the second quarter of 2008. The Company has both the ability and intent to hold these securities until a full recovery of fair value, which may be maturity.

     Mortgage and Asset-Backed Securities — The unrealized loss in mortgage and asset-backed securities of $11.4 million as of June 30, 2008 relates to 59 issues, with 54 issues rated AAA ($6.4 million), 4 issues rated BBB ($3.7 million) and one issue rated BB ($1.3 million). All of these securities, except for certain positions with unrealized losses amounting to $2.1 million, had been in an unrealized loss position for less than 12 months as of June 30, 2008. The five securities rated BBB and BB are CMBS and were purchased after June 30, 2007. Since all five securities are rated less than AA, a cash flow analysis was performed pursuant to Emerging Issues Task Force (“EITF”) 99-20. None of these securities indicated a reduction in the cash flow on a present value basis from what was originally expected at the date of the purchase. The impairment on all mortgage and asset-backed securities was considered temporary at June 30, 2008 and is due to the market disruptions caused by the significant decline in market liquidity affecting this sector. The Company has both the ability and intent to hold these securities until a full recovery of fair value, which may be maturity.
     Equity Securities — The unrealized loss in equity securities of $5.0 million as of June 30, 2008 relates to 30 issues. $4.1 million of these securities had been in an unrealized loss position for less than 12 months as of June 30, 2008. The largest single equity security in an unrealized loss position at June 30, 2008 was an investment in a fund comprised primarily of collateralized bank loans (OCI) with an unrealized loss of $1.3 million. The loans have floating rates. The collateralization makes the loans structurally senior in priority to corporate bonds from the same issuers, providing additional credit protection. This security had been in an unrealized loss position for more than twelve months as of June 30, 2008. The unrealized loss is due to market disruptions caused by the significant decline in market liquidity and the continued spread widening during the second quarter of 2008. The remaining unrealized loss of $0.9 million for more than 12 months is comprised of 3 preferred stock issues, and one common stock issue. Other than the securities discussed below, the Company has both the ability and intent to hold all equity securities in a loss position at June 30, 2008 until a full recovery of fair value.
     At June 30, 2008, the Company recorded charges for other-than-temporary impairments of $3.4 million relating to three investments as follows:
•	A fund investment with a cost basis of $5.2 million and a current market value of $3.2 million was put into run-off by the fund manager during the second quarter of 2008 based on deteriorating conditions in the financial sector. The fund is comprised of primarily investment grade securities with a focus on the financial institutions segment of the credit markets (i.e., primarily trust preferred, subordinated debt and preferred securities). In June 2008, the fund returned $4.8 million leaving a remaining market value balance of $3.2 million, which the Company believes will be fully liquidated by year end. The Company recorded an other-than-temporary impairment charge of $2.0 million based on the belief that the fund would be liquidated prior to a full recovery.

•	A publicly traded mortgage REIT, with a market value at June 30, 2008 of $205,000, whose purpose is to own various mortgage-backed securities, including CMBS and agency and non-agency residential mortgage-backed securities (“MBS”). The market value of this security at June 30, 2008 was 25% of adjusted cost resulting in an other than temporary impairment charge of $0.6 million. At 2007 year end, the Company recorded a charge for other-than-temporary impairment of $0.7 million relating to this investment.

•	Preferred stocks issued by Fannie Mae and Freddie Mac, with a cost basis of $9.7 million and a market value at June 30, 2008 of $8.9 million, resulting in an other-than-temporary impairment charge at June 30, 2008 of $0.8 million. During July 2008, these preferred securities lost significant value based on investors’ fears of default as a result of the continuing worsening of the real estate markets. In July 2008, the Company sold $8.0 million of cost basis securities for a realized loss of $2.1 million.
     Management believes the securities that were other-than-temporarily impaired at June 30, 2008 have been identified and are properly reflected in the financial statements.

     The following table shows the ratings distribution of our fixed income portfolio as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
		Percentage		Percentage
($ in thousands)	Fair Value	of Fair Value	Fair Value	of Fair Value
Rating

U.S. Treasury securities	$6,130	1.10%	$3,218	0.66%
AAA	406,349	73.04%	352,079	72.61%
AA	42,524	7.64%	46,920	9.67%
A	50,757	9.12%	50,312	10.37%
BBB	49,438	8.88%	30,660	6.32%
BB	1,233	0.22%	1,783	0.37%

Total	$556,431	100.00%	$484,972	100.00%

Note 5 – Dividends Declared
     Dividends declared and paid by the Company on its common shares for the three months ended June 30, 2008 were $1.9 million in the aggregate, or $0.05 per share. For three months ended June 30, 2007, the Company declared a quarterly dividend of $0.025 per share, in the aggregate amount of $1.0 million. For the six months ended June 30, 2008 dividends declared by the Company on its common shares were $2.9 million in the aggregate or $0.075 per share. For the six months ended June 30, 2007 dividends declared by the Company on its common shares were $1.7 million in the aggregate or $0.05 per share.
     On July 27, 2008, the Board of Directors of CastlePoint Holdings approved a quarterly dividend of $0.05 per share payable September 30, 2008 to the Company’s shareholders of record as of September 15, 2008.

Note 6 – Earnings Per Share
     The following table shows the computation of the Company’s earnings per share:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	($ in thousands, except shares and per share amounts)
Three Months Ended June 30, 2008
Net income	$10,314

Basic earnings per share	10,314	38,282,320	$0.27

Effect of dilutive securities:
Stock options		—
Unvested restricted stock		11,332
Warrants		10,053

Diluted earnings per share	$10,314	38,303,705	$0.27

Three Months Ended June 30, 2007
Net income	$10,518

Basic earnings per share	10,518	38,277,148	$0.27

Effect of dilutive securities:
Stock options		159,538
Unvested restricted stock		5,172
Warrants		406,872

Diluted earnings per share	$10,518	38,848,730	$0.27

Six Months Ended June 30, 2008
Net income	$19,879

Basic earnings per share	19,879	38,280,012	$0.52

Effect of dilutive securities:
Stock options		30,232
Unvested Restricted Stock		9,593
Warrants		90,201

Diluted earnings per share	$19,879	38,410,038	$0.52

Six Months Ended June 30, 2007
Net income	$17,589

Basic earnings per share	17,589	34,349,404	$0.51

Effect of dilutive securities:
Stock options		68,929
Unvested Restricted Stock		2,836
Warrants		297,103

Diluted earnings per share	$17,589	34,718,272	$0.51

     Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under agreements relating to grants or issuances thereof. For the three months ended June 30, 2008 and June 30, 2007, weighted outstanding stock options of 2,118,301 and 550,830, respectively, were not considered in computing diluted earnings per share because they were antidilutive. For the six months ended June 30, 2008 and June 30, 2007, weighted outstanding stock options of 844,959 and 301,521, respectively, were not considered in computing diluted earnings per share because they were antidilutive.
Note 7 – Employee Compensation Plans
Long-Term Equity Compensation Plan
The following table provides an analysis of the stock option activity for the periods set forth below:

	Six Months Ended
	June 30, 2008
		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding at December 31, 2007	1,618,783	$11.50
Granted at market value	449,518	10.12
Forfeitures and expirations	—
Exercised	—

Outstanding at June 30, 2008	2,118,301	11.18

Exercisable, end of period	549,237	11.42

Weighted average fair value per share of options granted		4.11

	Six Months Ended
	June 30, 2007
		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding at December 31, 2006	1,082,666	$10.00
Granted at market value	556,254	14.52
Forfeitures and expirations	—
Exercised	—

Outstanding at June 30, 2007	1,638,920	11.54

Exercisable, end of period	22,866	10.00

Weighted average fair value per share of options granted		4.29

     Options outstanding as of the dates set forth below are shown on the following schedule:

	Options outstanding			Options exercisable
		Average
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Shares	Life	Price	of Shares	Price
June 30, 2008:
$10.00 - 2006	1,082,666	7.75 years	$10.00	376,133	$10.00
$14.50 - 03/22/07	519,310	8.75 years	$14.50	173,104	14.50
$15.25 - 04/30/07	16,807	8.83 years	$15.25	—	—
$10.12 - 03/10/08	499,518	9.67 years	$10.12	—	—

Total Options	2,118,301	8.46 years	$11.18	549,237	$11.42

December 31, 2007:
$10.00 - 2006	1,082,666	8.25 years	$10.00	376,133	$10.00
$14.50 - 03/22/07	519,310	9.25 years	$14.50	—	—
$15.25 - 04/30/07	16,807	9.33 years	$15.25	—	—

Total Options	1,618,783	8.58 years	$11.50	376,133	$10.00

     The Company uses the simplified method outlined in the SEC Staff Accounting Bulletin 110 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirement set out in the Bulletin.
     As of June 30, 2008 and December 31, 2007, there was $4.7 million and $4.0 million of unrecognized compensation costs related to 1,569,064 and 1,242,650 non-vested stock options, respectively. For employees, the cost is expected to be recognized over the vesting periods of the individual options, which extend up to 42 months. For non-employee directors, the cost is expected to be recognized over the vesting period of 12 months for grants dated April 4, 2006 and over the vesting period of 36 months for grants dated March 22, 2007. For the three months ended June 30, 2008 and the three months ended June 30, 2007, the Company recognized $0.6 million and $0.5 million of compensation expense related to share-based compensation, respectively. For the six months ended June 30, 2008 and the six months ended June 30, 2007, the Company recognized $1.1 million and $0.9 million of compensation expense related to share-based compensation, respectively.
     During the three months ended June 30, 2008, there were no restricted stock shares granted. During the six months ended June 30, 2008, 16,305 restricted stock shares were granted to non-employee directors. As of June 30, 2008, there were $0.1 million of unrecognized compensation costs related to 23,415 non-vested restricted stock grants for non-employee directors. Restricted stock shares granted to non-employee directors vest over 12 months
Note 8 – Segment Information
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)
Insurance Segment
Revenues:
Net premiums earned	$29,009	$1,330	$52,969	$1,330

Total revenues	29,009	1,330	52,969	1,330

Expenses:
Net loss and loss adjustment expenses	15,312	718	28,507	718
Commission expenses	10,536	549	19,485	549
Other underwriting expenses	1,196	19	1,932	21

Total expenses	27,044	1,286	49,924	1,288

Segment profit	$1,965	$44	$3,045	$42

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)
Reinsurance Segment
Revenues:
Net premiums earned	$81,806	$53,610	$158,249	$100,206

Total revenues	81,806	53,610	158,249	100,206

Expenses:
Net loss and loss adjustment expenses	45,348	27,264	86,689	52,590
Commission expenses	27,812	18,348	53,465	33,705
Other underwriting expenses	1,034	839	2,125	1,489

Total expenses	74,194	46,451	142,279	87,784

Segment profit	$7,612	$7,159	$15,970	$12,422

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)
Insurance Services Segment
Revenues:
Direct commission revenue from program business	$9,286	$674	$17,995	$2,235

Total revenues	9,286	674	17,995	2,235

Expenses:
Direct commission expenses from program business	8,052	492	15,705	1,708
Other insurance services expenses	2,023	1,788	4.003	3,132

Total expenses	10,075	2,280	19,708	4,840

Segment loss	$(789)	$(1,606)	$(1,713)	$(2,605)

     The following table reconciles revenues by segment to consolidated revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Revenues:
Insurance segment	$29,009	$1,330	$52,969	$1,330
Reinsurance segment	81,806	53,610	158,249	100,206
Insurance services segment	9,286	674	17,995	2,235

Total segment revenues	120,101	55,614	229,213	103,771

Segment revenue elimination	(915)	—	(1,645)	—

Segment revenues after elimination	119,186	—	227,568	—
Net investment income	8,227	8,088	13,384	13,879

Net realized capital losses	(2,801)	(25)	(1,436)	(19)

Consolidated revenues	$124,612	$63,677	$239,516	$117,631

     The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Insurance segment profit	$1,965	$44	$3,045	$42
Reinsurance segment profit	7,612	7,159	15,970	12,422
Insurance services segment loss	(789)	(1,606)	(1,713)	(2,605)

Segment profit	8,788	5,597	17,302	9,859
Net investment income	8,227	8,088	13,384	13,879
Net realized capital losses	(2,801)	(25)	(1,436)	(19)
Corporate expenses	(1,943)	(1,733)	(4,571)	(3,073)
Interest expense	(2,826)	(2,153)	(5,669)	(4,354)

Income before taxes	$9,445	$9,774	$19,010	$16,292

Note 9 – Security Requirements
     As required by the Company’s reinsurance agreements with its cedents, CastlePoint Re is required to collateralize amounts through a letter of credit, cash advance, funds held or a trust account. The amount of the letter of credit or trust is to be adjusted each calendar quarter, and the required amount is to be at least equal to the sum of the following contract amounts: (i) unearned premium reserve, (ii) paid loss and loss adjustment expense payable, (iii) loss and loss adjustment expenses reserves, (iv) loss incurred but not reported, (v) return and refund premiums, and (vi) less premium receivable. As of June 30, 2008 and December 31, 2007, CastlePoint Re maintained trusts and a letter of credit in the aggregate amount of $307.1 million and $218.1 million, respectively, at a Massachusetts trust company. As of June 30, 2008 and December 31, 2007, CastlePoint Insurance maintained a trust at the same trust company in the amount of $13.2 million and $8.0 million, respectively. Both CastlePoint Re and CastlePoint Insurance earn and collect the interest on the trust funds.
Note 10 – Subsequent Events
     On August 5, 2008, the Company and Tower announced that they have entered into a definitive agreement for the acquisition of the Company by Tower in a transaction valued at approximately $490 million.
     Under the terms of that agreement, based on the closing stock price for Tower on August 5, 2008 of $23.09, CastlePoint Holdings shareholders would receive a combination of Tower common stock and cash equal to $12.68 per CastlePoint share. Following the acquisition, Tower will continue to trade on NASDAQ under Tower’s existing ticker symbol TWGP and CastlePoint Holdings will be delisted.
     Under the terms of the agreement, CastlePoint Holdings shareholders (other than Tower) will receive 0.47 shares of Tower common stock and cash consideration of $1.83 for each share of CastlePoint Holdings common stock. The exchange ratio is subject to adjustment based on Tower’s volume weighted average price per share during a 15 day trading window prior to closing, and will be fixed at 0.47 if the average price of Tower stock during such period is equal to or greater than $20.00 and equal to or less than $26.00. If the average stock price during such period is greater than $26.00, the exchange ratio will be adjusted downward to provide CastlePoint Holdings shareholders with a fixed value per share of $14.05 (including $1.83 of cash per share). If the average stock price during such period is less than $20.00 but equal to or more than $17.50, the exchange ratio will be adjusted upward to provide CastlePoint Holdings shareholders with a fixed value per share of $11.23 (including $1.83 of cash per share). However, if Tower’s average stock price during such period falls below $17.50, the exchange ratio will be fixed at 0.5371, and CastlePoint Holdings will have the right, for a limited period, to terminate the agreement, unless Tower elects to add Tower shares or cash to provide CastlePoint Holdings shareholders with a value per share of $11.23 (including the amount in cash per share).
     The acquisition is not expected to require any external financing.
     The terms of the agreement were negotiated and unanimously approved by the special committees of the boards of Tower and CastlePoint Holdings, upon the advice of their respective independent advisers. Each special committee consists solely of independent directors. The boards of directors of Tower and CastlePoint Holdings have also approved the agreement and transaction and recommended the agreement and transaction to their respective shareholders.
     The transaction is expected to close in December 2008, subject to customary closing conditions, including the approval by Tower and CastlePoint Holdings shareholders, as well as certain regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
     Some of the statements in this quarterly report, including without limitation in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and including those statements using words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “predicts,” “assumes,” “anticipates,” “plans” and “seeks,” and comparable terms, are forward-looking statements. Forward-looking statements are not statements of historical fact and reflect our views and assumptions as of the date of this quarterly report regarding future events and operating performance.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risk factors identified in “Item 1A: Risk Factors” of our 2007 Annual Report on Form 10-K and in Part II, Item 1A of this report, and include the following:
•	our lack of extensive operating history;

•	our significant dependence on Tower for revenue, which is subject to change as a result of changes in Tower’s core business growth and ability to raise capital or Tower’s choice to reinsure its business with us at the same volume levels;

•	the possibility that the acquisition of the Company by Tower will not be approved by Tower or CastlePoint Holdings Shareholders or certain regulatory authorities, or will otherwise fail to be consummated;

•	if the acquisition of the Company by Tower is consummated, the transaction will result in the Company being a controlled foreign corporation (“CFC”) subject to U.S. tax; however, in the event the acquisition of the Company by Tower is not consummated, there is the risk that CastlePoint Bermuda Holdings or CastlePoint Holdings may be deemed to be engaged in a U.S. trade or business, or that CastlePoint Re may be considered to be doing business through a permanent establishment in the United States, either of which would subject these companies to U.S. taxation;

•	changes in regulation or tax laws applicable to us, our brokers or our customers;

•	the terms of our arrangements with Tower may change as a result of the regulatory review and approval process;

•	we may be unable to write premiums with clients other than Tower at favorable terms and conditions in view of the competition in the reinsurance market;

•	we may need additional capital for our reinsurance and insurance businesses, as well as to acquire at least one additional broadly-licensed U.S. insurance company for our insurance business, and to make strategic investments in some of our clients, and, that we may not be able to obtain such capital on favorable terms or at all in light of the market price of our stock in relation to book value, as well as the current state of the capital markets and the insurance indutry;

•	the ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions; for example, due to the current competitive reinsurance market conditions, it may be appropriate to shift more of our capital from our reinsurance operations in Bermuda to write insurance business in the U.S., which may require us to seek acquisitions of distribution sources as well as depend more on Tower to provide us with business. Such a change in business strategy would increase our tax liability by generating more business in the U.S.;

•	changes in the availability, cost or quality of insurance business that meets our reinsurance underwriting standards;

•	actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms, limits or other characteristics of the products we write or intend to write;

•	possible future downgrade in the A.M. Best rating of some or all of our insurance or reinsurance subsidiaries, or any that we may acquire. A.M Best recently placed Tower and CastlePoint’s rating “under review with negative implications” in response to our announcement regarding Tower’s acquisition of CastlePoint. Please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” for additional information.

•	changes in rating agency policies or practices; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors.
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
Overview
     We provide a broad range of products and services to the insurance industry. We offer our products through our operating subsidiaries domiciled in Bermuda and in the United States. We offer our reinsurance products and insurance risk-sharing products to Tower and its subsidiaries as well as to other small insurance companies located in the United States with surplus of less than $100 million. We also conduct business with other insurance companies that are seeking to efficiently manage their capital as well as limit their concentration of risk in certain geographic areas through our insurance risk-sharing and quota share reinsurance solutions. In addition, we offer our insurance and unbundled insurance Company services to program underwriting managers located in the United States. In order to form a close and continuing relationship with our clients or to enable clients to expand their business and therefore the amount of business they do with us, we may on occasion, make strategic investments in some of our clients. We do not currently hold such investments.
     Tower. In April 2006, we entered into certain reinsurance agreements, primary risk sharing, program management agreements and a service and expense sharing agreement with Tower and/or its subsidiaries. We and

Tower have subsequently modified certain of these arrangements, which expire on their currents terms in April 2010.
     All of our agreements with Tower are generally subject to review, approval and requests for modification by the New York State Insurance Department and may be subject to review by the insurance departments of the other domiciliary states of Tower’s domestic insurance companies. All of our agreements with Tower are also subject to the review and approval of the domiciliary states of the U.S. licensed insurance companies we own, to the extent such companies participate in these agreements.
     Our revenues and underwriting results are affected by Tower’s growth and loss ratios and the amount of business Tower chooses to cede to us subject to the requirements of our arrangements. We believe that Tower’s ability to grow its direct premiums written through its existing brokerage distribution network, to expand its brokerage distribution to new territories and to make acquisitions will affect the magnitude and profitability of the business that will be subject to the arrangements with CastlePoint Insurance and that will be ceded to CastlePoint Re. In addition, the amount of business that Tower cedes to us depends on the availability of other reinsurers and insurance companies that may offer similar products. Tower has recently entered into an agreement with another reinsurer that provides quota share reinsurance terms and conditions that in certain aspects are more favorable than those existing under our current agreement. This may lead Tower to reduce the amount of business that it cedes to us under the current quota share reinsurance agreement or not to renew or extend this agreement prior to 2010. We also may improve the terms and conditions of that arrangement to Tower to reflect current market conditions, which have softened considerably in recent months, with the likely result that it would lower our profit margins in the future for this business.
     Other Customers. We also generate revenue from clients other than Tower by providing reinsurance and insurance risk sharing solutions to insurance companies and program business to program underwriting agents. .During the six months ended June 30, 2008, we generated net written premiums of $72.4 million, representing 29.4% of the total net premiums written generated from all clients, including Tower.
Critical Accounting Estimates
     The Company’s consolidated financial statements and the related disclosures included in this quarterly report have been prepared in accordance with U.S. GAAP, except to the extent certain footnote disclosures and other information are not required pursuant to the Securities and Exchange Act of 1934 and the rules and Regulations promulgated there under. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations, as their application requires management to make the most significant judgments. We believe the items that require the most subjective and complex estimates are:
•	premiums;

•	losses and loss adjustment expense reserves;

•	deferred acquisition costs;

•	investments;

•	reinsurance accounting;

•	deferred taxes; and

•	U.S. taxation.

     Of the items mentioned above, management believes that a discussion of premiums, losses and loss adjustment expense reserves, deferred tax and U.S. taxation is appropriate in this quarterly report due to the developments that occurred during the first six months of 2008. More information regarding our other critical accounting estimates is included in the section entitled “Critical Accounting Estimates” in “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report on Form 10-K filed with the SEC.
     Regarding premium estimates, while we attempt to obtain current assumed premiums written statements from ceding companies, it is common that the most recent month statements are not received from the ceding company until after the period ending and, in some cases, the most recent quarter. Therefore, assumed premiums written from these ceding companies are estimated for the most recent month or, in some cases, for several months. With respect to CastlePoint Re’s three quota share reinsurance agreements with Tower’s insurance companies, we obtain current monthly statements and assumed premiums written from Tower on an actual, rather than estimated, basis. For ceding companies from which we have not received current monthly statements and therefore must estimate the most recent period’s assumed premiums written, the difference between the estimated assumed premiums written and actual assumed premiums written is reflected in the subsequent accounting period or as soon as the actual assumed premiums written are obtained. For our most recent quarter ended June 30, 2008, approximately 23% of the assumed written premiums and approximately 3% of the corresponding assumed earned premiums are based upon premium estimates. After provision for applicable loss and loss adjustment expenses and commission and other acquisition expenses, the impact of these estimates would not have a material effect on the Company’s consolidated financial position or results of operations.
     Regarding loss and loss adjustment expense estimates, changes in loss reserves estimates may result from (1) variability in the estimation process itself, and (2) the fact that external factors may cause changes in the future that are not reflected in historical patterns. With respect to the former source of variability, i.e. estimation process variation, we believe that a reasonably likely range for the loss reserves can be represented by a standard utilized by professional, independent actuaries as part of their certification of an insurer’s reserves. That standard contemplates that the Company’s loss reserves must be in a range from minus 5% to plus 10% of the independent actuary’s best estimate. Utilizing this standard as a guide, we believe that most professional actuaries, assuming they are presented with the same information, would determine that the loss reserves can be certified if they fall within a range of minus 5% to plus 10%. Therefore, it is reasonably likely that these professional actuaries, assuming they are presented with the same information relating to our Company, would determine a best estimate of our net loss reserves to be between $177.5 million and $205.5 million as of June 30, 2008, as compared to our own best estimate of the net loss reserves, which is $186.8 million as of that date. No assurance can be given that outcomes outside of the above range will not occur, as outcomes outside of such range are possible. In addition, the above range assumes that future patterns are similar to historical patterns, as to which there can be no assurance. With regard to the potential variability in loss reserves estimates due to the fact that future patterns may differ from historical patterns, we believe there is additional potential variability that cannot be estimated.
     The deferred tax asset at June 30, 2008 was $9.2 million, net of a valuation allowance of $0.5 million, representing CastlePoint Management’s recoverability of New York State taxes on its loss before income taxes of $6.1 million for the six months ended June 30, 2008. The net asset was comprised of the tax effects for cost of stock options, unrealized losses, the combined loss of CastlePoint Insurance and CastlePoint Management for Federal income tax purposes and CastlePoint Management’s loss for New York State income tax purposes prior to January 1, 2008. In assessing the valuation of deferred tax assets, we consider whether it is more likely than not that some portion or all the deferred tax will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income to offset previous operating losses or during periods in which temporary differences become deductible. Our management currently believes that it is more likely than not that we will recover all of the net assets based primarily upon future profitability of our U.S. operations.
     Regarding U.S. taxation, if either CastlePoint Bermuda Holdings or CastlePoint Holdings are deemed by the U.S. Internal Revenue Service to be engaged in a U.S. trade or business, or if CastlePoint Re is considered to be doing business through a permanent establishment in the U.S., then these entities would be subject to U.S. taxation. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The Company is to determine whether it is “more likely than not” (i.e., greater than 50% certain) that our position would be sustained upon examination by tax authorities. Tax positions that meet the “more likely than not” threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon ultimate settlement. The adoption of FIN 48 has not had a material impact on the Company’s consolidated financial position or the results of operations. If the acquisition of the Company by Tower is consummated, the transaction will result in the Company being a CFC subject to U.S. taxation.
Non-GAAP Measures
     We use the following non-GAAP financial measures to evaluate our profitability.
     Consolidated combined ratio. One of our key measures of profitability is what we refer to as our consolidated combined ratio, which is calculated by dividing (i) the total expenses (excluding interest expenses) minus commission income by (ii) net premiums earned.
     Operating net income and operating return on average equity. Each of these terms exclude realized losses and unrealized gains and losses included in net investment income, and if subject to U.S. taxation, tax at a rate of 35%.  This is a common measurement for property and casualty insurance companies.  We believe this presentation enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business.  Additionally, these measures are a key internal management performance standard.
     The following table provides a reconciliation of operating net income to net income on a GAAP basis. The operating net income is used to calculate the operating return on average equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)		($ in thousands)
Operating net income	13,234	10,543	24,277	17,608
Reconciliation to Net Income:
Realized and unrealized gains (losses) on investment in Partnership (1)	(551)	0	(3,530)	0
Net realized gains (losses) on investments	(2,801)	(25)	(1,436)	(19)
Tax effect on realized and unrealized gains (losses)	432	0	568	0

Net Income	$10,314	$10,518	$19,879	$17,589

(1)	Realized and unrealized gains and losses from our investment in a limited partnership were recorded as a component of net investment income

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Revenues
Net premiums earned	$110,815	$54,940	$211,219	$101,536
Commission income	8,371	674	16,349	2,235
Net investment income	8,227	8,088	13,384	13,879
Net realized investment losses	(2,801)	(25)	(1,436)	(19)

Total revenues	124,612	63,677	239,516	117,631

Expenses
Net loss and loss adjustment expenses	60,660	27,982	115,195	53,308
Commission and other acquisition expenses	45,485	19,389	87,009	35,962
Other operating expenses	6,196	4,379	12,633	7,715
Interest expenses	2,826	2,153	5,669	4,354

Total expenses	115,167	53,903	220,506	101,339

Income before taxes	9,445	9,774	19,010	16,292
Income tax benefit	869	744	869	1,297

Net Income	$10,314	$10,518	$19,879	$17,589

Key Measures
Return on average equity	9.8%	10.4%	9.4%	10.2%
Consolidated combined ratio	93.8%	93.0%	94.0%	93.3%
     We calculate our loss and expense ratios by segment. See “—Insurance Segment Results of Operations,” “—Reinsurance Segment Results of Operations” and “—Insurance Services Segment Results of Operations” below.
Consolidated Results of Operations for the Three Months Ended June 30, 2008 and 2007
     Summary. Our business approach focuses on accumulating profitable, established, low hazard books of business. The Company continued to increase production during the quarter ended June 30, 2008 from Tower and other clients. Most of the clients other than Tower began transferring their business to us last year, and so over the course of 2008 we expect to record a full year of their business, adding to our growth for the year. However, such growth may not continue after the January 1, 2009 renewals due primarily to the continuing softening (i.e., premium price weakening) in the insurance and reinsurance markets. In the second quarter, we also added a new client relationship for quota share reinsurance in the Florida non-standard auto market. We expect to begin writing premiums for this client in October 2008.
     As of June 30, 2008, we had two risk sharing clients that we signed up last year, writing business on Tower policies and also utilizing CastlePoint Insurance. The first client writes small, workers compensation policies very similar to the type of business that Tower writes. This client generates this business in the Midwestern and Western states. The second client writes similar workers compensation policies, as well as commercial automobile business primarily in Florida. In both cases, these risk sharing clients participate in the business by assuming reinsurance on a portion of their risks into their own insurance companies.
     We had six program business clients at June 30, 2008, and we had added one new quota share reinsurance client during the three months ended June 30, 2008, bringing the total number of quota share reinsurance clients to 13 as compared to 10 clients as of June 30, 2007.

     We monitor the underwriting results of all of our business by continually reviewing our clients’ results to ensure that it meets our expected profitability standards as well as underwriting and pricing guidelines. On many of our contracts, there is a sliding scale commission that within a small range of loss ratios shares some of the risk with our clients.
     Net income decreased 1.9% to $10.3 million for the three months ended June 30, 2008, compared to $10.5 million for the same period in 2007. Net income was adversely affected by $0.6 million of unrealized losses that were included in net investment income from our investment in a limited partnership comprised of primarily AAA tax free bonds. The partnership has been fully liquidated subsequent to June 30, 2008. Net income also was adversely affected by other-than-temporary impairment charges at June 30, 2008 in the amount of $3.4 million included in net realized investment losses. Lastly, net income was negatively affected by the large cash holdings in our investment portfolio yielding a return of approximately 2.4% during the quarter. Operating net income, a non-GAAP measure, increased 25.5% to $13.2 million for the three months ended June 30, 2008, compared to $10.5 million for the three months ended June 30, 2007. Positively impacting net income, net earned premiums for the three months ended June 30, 2008 increased 101.7% to $110.8 million as compared to the same period in 2007, based primarily upon growth from Tower, CastlePoint’s largest client, as well as growth from other clients.
     The property and casualty industry in general is currently experiencing soft market conditions due to an increased level of competition. Our reinsurance business, in particular has been affected by this industry trend. In response to softening reinsurance market conditions, we decided not to renew one multiline quota share contract due to terms that did not meet our underwriting standards. Additionally, we expect to write less catastrophe and less excess of loss reinsurance than we initially anticipated in 2008. We are finding greater demand for our insurance risk sharing and program business, but anticipated premium volume in 2008 may be lower that anticipated due to our recent decision to exercise greater underwriting control and oversight over existing accounts to ensure that they meet our established underwriting guidelines. We believe our caution is warranted given the general softening in the property and casualty industry. In addition, our ability to produce this business is dependant upon obtaining certain insurance company services from Tower as well as accessing Tower’s insurance companies to overcome our licensing limitations in our own insurance company, CastlePoint Insurance. As a result of these limitations, we have not been able to take full advantage of certain opportunities available in the insurance market.
     Total revenues. Total revenues increased by 95.7% to $124.6 million for the three months ended June 30, 2008, compared to $63.7 million for the same period in 2007. The increase is primarily due to the increase in net premiums earned by Castle Point Re and CastlePoint Insurance and to commission received by CastlePoint Management. Revenues for the three months ended June 30, 2008 consisted of net premiums earned (88.9% of the total revenues), commission income (6.7% of the total revenues) and net investment income and net realized investments losses (4.4% of the total revenues) compared to net premiums earned (86.3% of the total revenues), commission income (1.1% of the total revenues) and net investment income and net realized investment losses (12.6% of the total revenues) for the same period in 2007.
     Premiums earned. Net premiums earned increased by 101.7% to $110.8 million for the three months ended June 30, 2008 compared to $54.9 million for the same period in 2007. The business assumed by CastlePoint Re and CastlePoint Insurance under our reinsurance agreements with Tower’s insurance companies and the business written directly using CastlePoint Insurance’s policies through Tower Risk Management represented 76.0% of net premiums earned for the three months ended June 31, 2008 compared to 82.4% of net premiums earned for the same period in 2007.
     Commission income. Commission income increased to $8.4 million for the three months ended June 30, 2008 compared to $0.7 million for the three months ended June 30, 2007. We received this commission income as a result of CastlePoint Management’s management of the specialty and traditional programs. The increase was a result of adding two workers compensation programs, one commercial auto program and one program that writes workers compensation and commercial auto during the third and fourth quarters of 2007 and one additional auto program during the second quarter of 2008.
     Net investment income and net realized investment losses. Net investment income increased by 1.7% to $8.3 million for the three months ended June 30, 2008 compared to $8.1 million for the three months ended June 30, 2007. Net investment income was negatively affected by a $0.6 million loss on our investment in a limited partnership comprised of primarily AAA tax free bonds. The limited partnership completed the liquidating of its assets and returned capital to the partners in July 2008. This loss was offset by the growth in cash and invested assets (net of payables for securities of $14.8 million and $8.6 million at June 30, 2008 and 2007, respectively). Cash and invested assets increased to $768.9 million as of June 30, 2008 compared to $591.6 million as of June 30, 2007. The increase in invested assets primarily resulted from our cash flow from operations, principally from growth in premiums written and the proceeds of approximately $30 million of cash received for the issuance of subordinated debentures in connection with the trust preferred securities issued in September 2007. The investment book yield on our cash and invested assets was 4.3% for the three months ended June 30, 2008 compared to 5.5% for the same period in 2007. The decrease in yield is generally due to the limited partnership loss of $0.6 million recorded in the second quarter of 2008, which negatively impacted the yield by 0.3 percentage points, compared with a zero loss recorded in the same period last year, coupled with lower yields on cash and cash equivalents in the second quarter of 2008 compared with the same period in 2007.
     Net realized investment losses increased to $2.8 million for the three months ended June 30, 2008 compared to insignificant net losses for the three months ended June 30, 2007. The losses in the second quarter of 2008 were primarily the result of recording $3.4 million in other-than-temporary impairment charges partially offset by realizing gains of $0.6 million. Please see Note 4 “Investment-Equity Securities” to the unaudited consolidated financial statements included elsewhere in this report for a description of the impairment charges.
     Loss and loss adjustment expenses. Loss and loss adjustment expenses increased 116.8% to $60.7 million, which produced a 54.7% loss ratio for the three months ended June 30, 2008 compared to $28.0 million which produced a 50.9% loss ratio for the same period in 2007. The increase in loss ratio is largely driven by two factors; a large property loss reported by Tower that impacted the current accident year by $0.95 million and a number of new deals we entered into during the quarter with a higher loss ratio than the same period in 2007.
     Operating expenses. Operating expenses increased 117.4% to $51.7 million for the three months ended June 30, 2008, from $23.8 million for the same period in 2007. Operating expenses are comprised of commission expense and other operating expenses, including corporate expenses (primarily salaries, audit, legal services and insurance expenses). The increase was due primarily to increase in commissions as a result of our increased earned premiums. The increase in our other operating expenses resulted from an increase in our salaries and audit fees.
     Our interest expense was $2.8 million for the three months ended June 30, 2008 compared to $2.2 million for the three months ended June 30, 2007. Interest expense resulted primarily from the $100 million of subordinated debentures issued by us in December 2006 at an average fixed interest rate of 8.6%, and the $30.0 million of subordinated debentures issued by us in September 2007 at an average fixed interest rate of 8.39%.
     Income tax benefit. Our income tax benefit was $0.9 million for the three months ended June 30, 2008 compared to a tax benefit of $0.7 million for the three months ended June 30, 2007. The effective income tax rate was negative 9.2 percent for the three months ended June 30, 2008 compared with negative 7.6% for the three months ended June 30, 2007. The increase in the negative effective tax rate is primarily due to other-than-temporary impairment charges of $1.6 million affecting CastlePoint Insurance Company during the first six months of 2008. Additionally, included in the full year projected tax rate, is a realized loss of $2.1 million booked in July 2008 resulting from the sale of Fannie Mae and Freddie Mac preferred stock.
     Net income and return on average equity. Our net income was $10.3 million for the three months ended June 30, 2008 compared to $10.5 million for the same period in 2007. Our annualized net income return on average equity was 9.8% for the three months ended June 30, 2008 compared 10.4% for the same period in 2007. Our annualized operating return on equity for the three months ended June 30, 2008 was 12.6% compared to 10.4% for the same period in 2007. The annualized return for the three months ended June 30, 2008 was calculated by dividing annualized net income of $41.3 million by weighted average shareholders’ equity of $421.7 million. The annualized return for the three months ended June 30, 2007 was calculated by dividing annualized net income of $42.1 million by weighted average shareholders’ equity of $403.1 million. The decrease in the average return on equity resulted from a greater increase in our average equity compared to our net income. The operating return on average equity was determined similarly but utilizing operating income which excludes realized gains/(losses) as well as unrealized losses that are included in net investment income.

     Consolidated combined ratio. Our consolidated combined ratio for the three months ended June 30, 2008 was 93.8% compared to 93.0% for the same period in 2007. The increase in the combined ratio results from the inclusion of CastlePoint Insurance in 2008, which only commenced operations in the second quarter of 2007, and the fact that as a start up CastlePoint Insurance’s costs to purchase property catastrophe protection are a relatively high percentage of its net earned premiums. The corporate expenses contributed 1.8% to the combined ratio for the three months ended June 30, 2008, which compares favorably to 3.2% for this portion of the expense ratio included in the combined ratio for the prior year period.
Consolidated Results of Operations for the Six Months Ended June 30, 2008 and 2007
     Net income increased 13.0% to $19.9 million for the six months ended June 30, 2008, compared to $17.6 million for the same period in 2007. Net income was adversely affected by $3.5 million unrealized losses that are included in net investment income from our investment in a limited partnership comprised of primarily AAA tax free bonds. The partnership has been fully liquidated subsequent to June 30, 2008. Net income also was adversely affected by other-than-temporary impairment charge during the period in the amount of $3.6 million included in net realized investment losses. Lastly, net income was negatively affected by the large cash holdings in our investment portfolio yielding a return of approximately 2.4% during the quarter. Operating net income, a non-GAAP measure, increased 37.9% to $24.3 million for the six months ended June 30, 2008, compared to $17.6 million for the six months ended June 30, 2007. Positively impacting net income, net earned premiums for the six months ended June 30, 2008 increased 108.0% to $211.2 million as compared to the same period in 2007, based primarily upon growth from Tower, CastlePoint’s largest client, as well as growth from other clients.
     The property and casualty industry in general is currently experiencing soft market conditions due to an increased level of competition. Our reinsurance business, in particular has been affected by this industry trend. In response to softening reinsurance market conditions, we decided not to renew one multiline quota share contract due to terms that did not meet our underwriting standards. Additionally, we expect to write less catastrophe and less excess of loss reinsurance than we initially anticipated in 2008. We are finding greater demand for our insurance risk sharing and program business, but anticipated premium volume in 2008 may be lower that anticipated due to our recent decision to exercise greater underwriting control and oversight over existing accounts to ensure that they meet our established underwriting guidelines. We believe our caution is warranted given the general softening in the property and casualty industry. In addition, our ability to produce this business is dependant upon obtaining certain insurance company services from Tower as well as accessing Tower’s insurance companies to overcome our licensing limitations in our own insurance company, CastlePoint Insurance. As a result of these limitations, we have not been able to take full advantage of certain opportunities available in the insurance market.
     Total revenues. Total revenues increased by 103.6% to $239.5 million for the six months ended June 30, 2008, compared to $117.6 million for the same period in 2007. The increase is primarily due to the increase in net premiums earned by Castle Point Re and CastlePoint Insurance for contracts written in late 2007 and early 2008 and to commission received by CastlePoint Management. Revenues for the six months ended June 30, 2008 consisted of net premiums earned (88.2% of the total revenues), commission income (6.8% of the total revenues) and net investment income and net realized investment losses (5.0% of the total revenues) compared to net premiums earned (86.3% of the total revenues), commission income (1.9% of the total revenues) and net investment income and net realized investment losses (11.8% of the total revenues) for the same period in 2007.
     Premiums earned. Net premiums earned increased by 108.0% to $211.2 million for the six months ended June 30, 2008 compared to $101.5 million for the same period in 2007. The business assumed by CastlePoint Re and CastlePoint Insurance under our reinsurance agreements with Tower’s insurance companies and the business written directly using CastlePoint Insurance’s policies through Tower Risk Management represented 75.7% of net premiums earned for the six months ended June 30, 2008 compared to 82.5% of net premiums earned for the same period in 2007.
     Commission income. Commission income increased 631.7% to $16.3 million for the six months ended June 30, 2008 compared to $2.2 million for the six months ended June 30, 2007. We received this commission income as a result of CastlePoint Management’s management of the specialty and traditional programs. The increase in commission income was a result of adding two workers compensation programs, one commercial auto program and one program that writes workers compensation and commercial auto during the third and fourth quarters of 2007 and one additional auto program during the six months ended June 30, 2008.
     Net investment income and net realized investment losses. Net investment income decreased by 3.6% to $13.4 million for the six months ended June 30, 2008 compared to $13.9 million for the six months ended June 30, 2007. Net investment income for the first six months of 2008 was negatively affected by a $3.5 million loss on our investment in a limited partnership comprised of primarily AAA tax free bonds. The loss was the result of illiquidity and poor performance in this sector due to a continued “flight to quality” and general market concerns regarding the overall financial health of financial guaranty insurers and their ability to pay future claims. The limited partnership completed the liquidation of its assets and returned capital to the partners in July 2008. This loss was offset by the growth in cash and invested assets (net of payables for securities of $14.8 million and $8.6 at June 30, 2008 and 2007, respectively). Cash and invested assets increased to $768.9 million as of June 30, 2008 compared to $591.6 million as of June 30, 2007. The increase in invested assets primarily resulted from our cash flow from operations, principally from growth in premiums written and the proceeds of approximately $30 million of cash received for the issuance of subordinated debentures in connection with the trust preferred securities issued in September 2007. The investment book yield on our cash and invested assets was 3.6% for the six months ended June 30, 2008 compared to 5.4% for the same period in 2007. The decrease in yield is generally due to the limited partnership loss of $3.5 million recorded in the first six months of 2008, which negatively impacted the yield by 1.1 percentage points, compared with a zero loss recorded in the same period last year, coupled with lower yields on cash and cash equivalents in the first six months of 2008 compared with the same period in 2007.
     Net realized investment losses increased to $1.4 million for the six months ended June 30, 2008 compared to insignificant net losses for the six months ended June 30, 2007. The losses in the first six months of 2008 were primarily the result of recording $3.6 million in other-than-temporary impairment charges partially offset by realizing gains of $2.2 million. The gains, primarily taken in the first quarter of 2008, were, in part, the result of selling AAA rated agency mortgage securities with an average duration of 3.4 years and buying corporate bonds, rated between AAA and BBB, with an average duration of 5.7 years, to take advantage of the recent widening of spreads on corporate bonds. Please see Note 4 “Investment-Equity Securities” to the unaudited consolidated financial statements included elsewhere in this report for a description of the impairment charges.
     Loss and loss adjustment expenses. Loss and loss adjustment expenses increased 116.1% to $115.2 million, which produced a 54.5% loss ratio for the six months ended June 30, 2008 compared to $53.3 million which produced a 52.5% loss ratio for the same period in 2007. The increase in loss ratio is largely driven by two factors; a large property loss reported by Tower that impacted the current accident year by $0.95 million and a number of new deals we entered into during the quarter with a higher loss ratio than the same period in 2007.
     Operating expenses. Operating expenses increased 128.1% to $99.6 million for the six months ended June 30, 2008, from $43.7 million for the same period in 2007. Operating expenses are comprised of commission expense and other operating expenses, including corporate expenses (primarily salaries, audit, legal services and insurance expenses). The increase was due primarily to increase in commissions as a result of our increased earned premiums. The increase in our other operating expenses resulted from an increase in our salaries and audit fees.
     Interest expense. Our interest expense was $5.7 million for the six months ended June 30, 2008 compared to $4.4 million for the six months ended June 30, 2007. Interest expense resulted primarily from the $100 million of subordinated debentures issued by us in December 2006 at an average fixed interest rate of 8.6%, and the $30.0 million of subordinated debentures issued by us in September 2007 at an average fixed interest rate of 8.39%.
     Income tax benefit. Our income tax benefit was $0.9 million for the six months ended June 30, 2008 compared to a tax benefit of $1.3 million for the six months ended June 30, 2007. The effective income tax rate was negative 4.6% for the six months ended June 30, 2008 compared with negative 8.0% for the six months ended June 30, 2007. The increase in the negative effective tax rate is primarily due to other-than-temporary impairment charges of $1.6 million affecting CastlePoint Insurance Company during the first six months of 2008. Additionally, included in the full year projected tax rate, is a realized loss of $2.1 million booked in July 2008 resulting from the sale of Fannie Mae and Freddie Mac preferred stock.

     Net income and return on average equity. Our net income was $19.9 million for the six months ended June 30, 2008 compared to $17.6 million for the same period in 2007. Our annualized net income return on average equity was 9.4% for the six months ended June 30, 2008 compared 10.2% for the same period in 2007. Our annualized operating return on equity for the six months ended June 30, 2008 was 11.5% compared to 10.2% for the same period in 2007. The annualized return for the six months ended June 30, 2008 was calculated by dividing annualized net income of $39.8 million by weighted average shareholders’ equity of $422.6 million. The annualized return for the six months ended June 30, 2007 was calculated by dividing annualized net income of $35.2 million by weighted average shareholders’ equity of $346.1 million. The decrease in the average return on equity resulted from a greater increase in our average equity compared to our net income. As noted above, the average return on equity for the six months ended June 30, 2008 was negatively affected by our investment results. The operating return on average equity was determined similarly but utilizing operating income which excludes realized gains/(losses) as well as unrealized losses that are included in net investment income.
     Consolidated combined ratio. Our consolidated combined ratio for the six months ended June 30, 2008 was 94.0% compared to 93.3% for the same period in 2007. The increase in the combined ratio results from the inclusion of CastlePoint Insurance in 2008, which only commenced operations in the second quarter of 2007, and the fact that as a start up, CastlePoint Insurance’s costs to purchase property catastrophe protection are a relatively high percentage of its net earned premiums. The corporate expenses contributed 2.2% to the combined ratio for the six months ended June 30, 2008, which compares favorably to 3.0% for this portion of the expense ratio included in the combined ratio for the prior year period.

     Insurance Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in thousands)
Revenues
Premiums earned
Gross premiums earned	$38,307	$1,330	$69,901	$1,330
Less: ceded premiums earned	(9,298)	—	(16,932)	—

Net premiums earned	29,009	1,330	52,969	1,330

Ceding commission revenue	1,346	—	2,408	—

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	19,123	718	35,602	718
Less: ceded loss and loss adjustment expenses	(3,811)	—	(7,095)	—

Net loss and loss adjustment expenses	15,312	718	28,507	718

Underwriting expenses
Ceding commission expense	11,882	549	21,893	549
Other underwriting expenses	1,196	19	1,932	21

Total underwriting expenses	13,078	568	23,825	570

Underwriting Profit	$1,965	$44	$3,045	$42

Key Measures

Premiums written
Gross premiums written	$42,403	$13,533	$77,352	$13,533
Less: ceded premiums written	(10,107)	—	(21,124)	—

Net premiums written	$32,296	$13,533	$56,228	$13,533

Loss Ratios
Gross	49.9%	54.0%	50.9%	54.0%
Net	52.8%	54.0%	53.8%	54.0%
Accident Year Loss Ratios
Gross	51.6%	54.0%	51.2%	54.0%
Net	55.2%	54.0%	54.4%	54.0%
Underwriting Expense Ratios
Gross	34.1%	42.7%	34.1%	42.8%
Net	40.4%	42.7%	40.4%	42.8%
Combined Ratios
Gross	84.0%	96.7%	85.0%	96.8%
Net	93.2%	96.7%	94.2%	96.8%

Insurance Segment Results of Operations for the Three Months Ended June 30, 2008 and 2007
     Gross premiums and net premiums. Gross premiums written increased by 213.3% to $42.4 million for the three months ended June 30, 2008 compared to $13.5 million in the same period in 2007. Gross premiums earned increased by 2779.2% to $38.3 million for the three months ended June 30, 2008 compared to $1.3 million in the same period in 2007. Net premiums written increased by 138.3% to $32.3 million for the three months ended June 30, 2008 compared to $13.5 million in the same period in 2007. Net premiums earned increased by 2080.4% to $29.0 million for the three months ended June 30, 2008 compared to $1.3 million in the same period in 2007. CastlePoint Insurance assumed or wrote directly approximately $7.3 million through programs managed by CastlePoint Management and wrote approximately $35.0 million of direct business that was produced by Tower Risk Management Corp., a subsidiary of Tower, during the three months ended June 30, 2008. Ceded premiums consisted of quota share, excess of loss and catastrophe premium of which approximately 83% was ceded to third-party reinsurers and 17% to CastlePoint Re. During the same period in 2007, CastlePoint assumed 9% of Tower’s brokerage business and did not cede any of that business.
     Gross and net loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $19.1 million, which produced a 49.9% gross loss ratio for the three months ended June 30, 2008 compared to $0.7 million, which produced a 54.0% loss ratio in the same period in 2007. Net loss and loss adjustment expenses were $15.3 million, which produced a 52.8% net loss ratio for the three months ended June 30, 2008 compared to $0.7 million, which produced a 54.0% loss ratio in the same period in 2007. The net loss ratio was negatively affected by $1.7 million of ceded catastrophe premium written and earned at a zero percent loss ratio during the three months ended June 30, 2008 and $0.3 million for the same period last year. For Tower brokerage, accident year 2007 favorable development was $0.7 million, resulting in a net accident year 2007 loss ratio (current accident year net losses incurred divided by net premiums earned) of 55.2% for the three months ended June 30, 2008 compared to 54.0% for the same period in 2007.
     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the insurance segment are comprised of commission and other underwriting expenses. Commission expense was $11.9 million and other underwriting expenses were $1.2 million of which $1.0 million was boards, bureaus and taxes for the three months ended June 30, 2008 compared to $0.5 million of commission expense during the same period in 2007. The gross underwriting expense ratio was 34.1% and the net underwriting expense ratio was 40.4% for the three months ended June 30, 2008 compared to 42.7% underwriting expense ratio for both gross and net during the same period in 2007. The net expense ratio was negatively affected by $1.7 million of ceded catastrophe premium written and earned during the three months ended June 30, 2008 and $0.3 million for the same period in 2007.
     Underwriting profit and net combined ratio. The underwriting profit and net combined ratio from the insurance segment was $2.0 million and 93.2%, respectively, for the three months ended June 30, 2008 compared to $44,000 and a 96.7%, respectively, for the three months ended June 30, 2007.
Insurance Segment Results of Operations for the Six Months Ended June 30, 2008 and 2007
     Gross premiums and net premiums. Gross premiums written increased by 471.6% to $77.4 million for the six months ended June 30, 2008 compared to $13.5 million in the same period in 2007. Gross premiums earned increased by 5153.8% to $69.9 million for the six months ended June 30, 2008 compared to $1.3 million in the same period in 2007. Net premiums written increased by 315.5% to $56.3 million for the six months ended June 30, 2008 compared to $13.5 million in the same period in 2007. Net premiums earned increased by 3881.2% to $53.0 million for the six months ended June 30, 2008 compared to $1.3 million in the same period in 2007. CastlePoint Insurance assumed or wrote directly $19.2 million through programs managed by CastlePoint Management, wrote approximately $56.8 million of direct business that was produced by Tower Risk Management Corp., a subsidiary of Tower and $1.4 million of other business with Tower, during the six months ended June 30, 2008. Ceded premiums consisted of quota share, excess of loss and catastrophe premium which approximately 77% was ceded to third-party reinsurers and 23% to CastlePoint Re. In 2007, CastlePoint assumed 9% of Tower’s brokerage business for the three months ended June 30, 2008 and did not cede any of that business. CastlePoint also did not write any premium business for the three months ended March 31, 2007.
     Gross and net loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $35.6 million, which produced a 50.9% gross loss ratio for the six months ended June 30, 2008 compared to $0.7 million, which produced a 54.0% loss ratio in the same period in 2007. Net loss and loss adjustment expenses were $28.5 million, which produced a 53.8% net loss ratio for the six months ended June 30, 2008 compared to $0.7 million, which produced a 54.0% loss ratio in the same period in 2007. The net loss ratio was negatively affected by $3.0 million of ceded catastrophe premium written and earned during the six months ended June 30, 2008 and $0.3 million for the same period in 2007. For Tower brokerage, accident year 2007 favorable development of $0.4 million was recorded in the six months ended June 30, 2008. The accident year net loss ratio was 54.4% for the six months ended June 30, 2008 compared to 54.0% for the same period in 2007.
     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the insurance segment are comprised of commission and other underwriting expenses. Commission expense was $21.9 million and other underwriting expenses were $1.9 million of which $1.6 million was boards, bureaus and taxes for the six months ended June 30, 2008 compared to $0.5 million of commission expense, during the same period in 2007. The gross underwriting expense ratio was 34.1% and the net underwriting expense ratio was 40.4% for the six months ended June 30, 2008 compared to 42.8% underwriting ratio for both gross and net during the same period in 2007. The net expense ratio was negatively affected by 3.0 million of ceded catastrophe premium written and earned during the six months ended June 30, 2008 and $0.3 million for the same period in 2007.
     Underwriting profit and net combined ratio. The underwriting profit and net combined ratio from the insurance segment was $3.0 million and 94.2%, respectively, for the six months ended June 30, 2008 compared to $42,000 and a 96.8%, respectively, for the six months ended June 30, 2007.

Reinsurance Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		($ in thousands)
Revenues
Premiums earned
Gross premiums earned	$81,831	$53,610	$158,283	$100,206
Less: ceded premiums earned	(25)	—	(34)	—

Net premiums earned	81,806	53,610	158,249	100,206

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	45,348	27,264	86,689	52,590
Less: ceded loss and loss adjustment expenses	—	—	—	—

Net loss and loss adjustment expenses	45,348	27,264	86,689	52,590

Underwriting expenses
Ceding commission expense	27,812	18,348	53,465	33,705
Other underwriting expenses	1,034	839	2,125	1,489

Total underwriting expenses	28,846	19,187	55,590	35,194

Underwriting Profit	$7,612	$7,159	$15,970	$12,422

Key Measures
Premiums written
Gross premiums written	$95,800	$66,978	$189,967	$138,874
Less: ceded premiums written	(24)	—	(33)	—

Net premiums written	$95,776	$66,978	$189,934	$138,874

Loss Ratios
Gross	55.4%	50.9%	54.8%	52.5%
Net	55.4%	50.9%	54.8%	52.5%
Accident Year Loss Ratios
Gross	55.6%	52.2%	55.1%	52.7%
Net	55.6%	52.2%	55.1%	52.7%
Underwriting Expense Ratios
Gross	35.3%	35.8%	35.1%	35.1%
Net	35.3%	35.8%	35.1%	35.1%
Combined Ratios
Gross	90.7%	86.7%	89.9%	87.6%
Net	90.7%	86.7%	89.9%	87.6%
Reinsurance Segment Results of Operations for the Three Months Ended June 30, 2008 and 2007
     Gross premiums and net premiums. The risks covered this quarter remain consistent with 2007 with the continuing focus on quota share reinsurance. We added a new Florida based client this quarter while managing to increase our participation on a workers compensation quota share renewal from 30% to 87.5%. However, our participation percentage on our Tower brokerage treaty decreased to 35% effective April 1, 2008 compared with 40% in the same period in 2007. Gross and net written premiums increased 43.0% to $95.8 million for the three months ended June 30, 2008 from $67.0 million for the three months ended June 30, 2007. Additionally, since the second quarter of 2007, new third-party business includes a workers compensation treaty, a number of general and liquor liability treaties for the restaurant trade and three other non-standard automobile treaties. Net premiums earned increased by 52.6% to $81.8 million for the three months ended June 30, 2008 from $53.6 million for the same period in 2007.

     Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses increased by 66.3% to $45.3 million, which produced a 55.4% loss ratio for the three months ended June 30, 2008 compared to $27.3 million, which produced a 50.9% loss and loss adjustment expense ratio for the same period in 2007. The current accident year net loss and loss adjustment expense ratio increased to 55.6% for the three months ended June 30, 2008 compared to 52.2% for the same period in 2007. This increase is largely driven by two factors. This quarter saw a property loss reported by Tower that impacted two excess of loss treaties. The total reserve increase for this loss was $0.95 million on both treaties and impacted the current accident year loss and loss adjustment expense ratio by 1.2 points. Coupled with that, a number of the new deals we entered into during the quarter ended June 30, 2008, have loss ratios in excess of the 52.2% ratio that we booked in the same quarter in 2007. Prior year favorable development booked in the second quarter of 2008 amounted to $0.1 million.
     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies which cede business to CastlePoint Re along with brokerage fees, federal excise tax and other underwriting expenses. Ceding commission expense was $27.8 million and other underwriting expenses were $1.0 million for the three months ended June 30, 2008 compared to $18.3 million and $0.8 million, respectively, for the same period in 2007. Both the gross underwriting expense ratio and the net underwriting expense ratio were 35.3% for the three months ended June 30, 2008 compared to 35.8% for the same period in 2007. The gross and net underwriting expense ratios fell principally as a result of the weighted impact of the new contracts having a combined ceding commission expense of less than those contracts in existence in 2007. In pure dollar terms, our growth has resulted in an increase in other underwriting expenses, mainly from staff costs required to build up the reinsurance platform. As earned premiums grew; however, due to growth in premiums written, the result was a slight reduction in the expense ratio at June 30, 2008.
     Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $7.6 million and 90.7%, respectively, for the three months ended June 30, 2008 compared to $7.2 million and 86.7% for the same period in 2007. The increase in the combined ratio is due to a higher loss ratio slightly offset by a lower expense ratio.
Reinsurance Segment Results of Operations for the Six Months Ended June 30, 2008 and 2007
     Gross premiums and net premiums. CastlePoint Re continued to focus on quota share reinsurance with 98.7% of the reinsurance segment premium written comprised of this type of coverage (96.6% on an earned basis). As a result of writing a number of new treaties in early 2008 coupled with the growth in programs and risk sharing business at Tower and CastlePoint Insurance specifically, our year over year growth was significant. Gross and net written premiums increased 36.8% to $190.0 million for the six months ended June 30, 2008 from $138.9 million for the six months ended June 30, 2007. The total amount of gross and net written premiums assumed from Tower by CastlePoint Re for the six months ended June 30, 2008 was $123.0 million or 64.8% of total written premium. Another $4.8 million of written premium (2.5%) originated from CastlePoint Insurance. During the same period in 2007, net written premiums from clients other than Tower represented 23% of our net written premiums. In 2008 year to date, CastlePoint Re assumed 32.7% of its business from outside Tower and CastlePoint Insurance. Gross and net premiums earned increased by 58% to $158.3 million for the six months ended June 30, 2008 from $100.2 million for the same period in 2007. The increase is attributable to the number of new clients we have been able to add since June 2007.
     Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses increased by 64.8% to $86.7 million, which produced a 54.8% loss ratio for the six months ended June 30, 2008 compared to $52.6 million, which produced a 52.5% loss ratio for the same period in 2007. The current accident year loss and loss adjustment expense ratio increased to 55.1% from 52.7% for the same period in 2007. The increase in the current accident year loss and loss adjustment expense ratio is primarily driven by a number of new treaties written in 2008 that have a higher ratio than those in existence in 2007 along with a property loss notified from Tower this quarter that affected our excess of loss treaties and contributed 0.6 loss and loss adjustment expense ratio points. Prior year favorable development booked year-to-date 2008 amounted to $0.6 million.
     Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies, which cede business to CastlePoint Re, along with brokerage fees, federal excise tax and other underwriting expenses. Ceding commission expense was $53.5 million and other underwriting expenses were $2.1 million for the six months ended June 30, 2008 compared to $33.7 million and $1.5 million, respectively, for the same period in 2007. Both the gross underwriting expense ratio and the net underwriting expense ratio were 35.1% for the six months ended June 30, 2008 which is consistent with those costs for the six months ended June 30, 2007.
     Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $16.0 million and 89.9%, respectively, for the six months ended June 30, 2008 compared to $12.4 million and 87.6%, respectively, for the six months ended June 30, 2007. The increase in the combined ratio is due to a higher loss ratio for the reasons noted above.
Insurance Services Segment Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		($ in thousands)
Revenues
Direct commission revenue from programs	$9,286	$674	$17,995	$2,235

Total Revenues	9,286	674	17,995	2,235

Expenses
Direct commissions expense for programs	8,052	492	15,705	1,708
Other insurance services expenses	2,023	1,788	4,003	3,132

Total Expenses	10,075	2,280	19,708	4,840

Insurance Services Loss	$(789)	$(1,606)	$(1,713)	$(2,605)

Insurance Services Segment Results of Operations for the Three Months Ended June 30, 2008 and 2007
     Direct commission revenue from programs. Direct commission revenue is dependent upon the premiums written during the year with respect to the program business managed by CastlePoint Management. CastlePoint Management receives commissions from CastlePoint Insurance and Tower’s insurance companies for program business placed by CastlePoint Management with these companies. Direct commission revenue increased to $9.3 million for the three months ended June 30, 2008 compared to $0.7 million for the three months ended June 30, 2007. These commission revenues were received for the specialty programs and traditional programs. The increase in direct commission revenue is due to an increase in the number of programs managed by CastlePoint Management, resulting in higher managed written premiums, in the second quarter of 2008 compared with the second quarter of 2007. During the third and fourth quarters of 2007, CastlePoint Management added two workers compensation programs, one commercial auto program and one program that writes both workers compensation and commercial auto. In addition, during the second quarter of 2008 CastlePoint Management had new business for one new auto program.
     Direct commission expense for programs. Direct commission expense increased to $8.1 million for the three months ended June 30, 2008 from $0.5 million for the three months ended June 30, 2007. Direct commission expense consisted of the commission fees paid by us to producing agents for the placement of program business.
     Other insurance services expenses. Other insurance services expenses increased 13.2% to $2.0 million for the three months ended June 30, 2008 compared to $1.8 million for the same period in 2007. This amount includes $0.4 million for the three months ended June 30, 2008 and $0.3 million for the three months ended June 30, 2007 of costs incurred and charged by Tower’s insurance companies for services provided to us.

     Insurance services loss. Insurance services loss decreased 50.9% to $0.8 million for the three months ended June 30, 2008 compared to a loss of $1.6 million for the same period in 2007 due to the increased number of programs managed by CastlePoint Management. CastlePoint Management’s overall loss is due to current incurrence of costs to produce programs that are expected to generate commission revenue in the future periods due to in part to the lag time associated with launching new programs that require rates and forms to be filed and approved, as well as systems implementation.
Insurance Services Segment Results of Operations for the Six Months Ended June 30, 2008 and 2007
     Direct commission revenue from programs. Direct commission revenue increased to $18.0 million for the six months ended June 30, 2008 compared to $2.2 million for the six months ended June 30, 2007. These commission revenues were received for the specialty programs and traditional programs. The increase in direct commission revenue is due to an increase in the number of programs managed by CastlePoint Management, resulting in higher managed written premiums, in the second quarter of 2008 compared with the second quarter of 2007 for reasons noted above.
     Direct commission expense for programs. Direct commission expense increased to $15.7 million for the six months ended June 30, 2008 from $1.7 million for the six months ended June 30, 2007. Direct commission expense consisted of the commission fees paid by us to producing agents for the placement of program business.
     Other insurance services expenses. Other insurance services expenses increased 27.8% to $4.0 million for the six months ended June 30, 2008 compared to $3.1 million during the same period in 2007. This amount includes $0.8 million for the six months ended June 30, 2008 and $0.5 million for the six months ended June 30, 2007 of costs incurred and charged by Tower’s insurance companies for services provided to us.
     Insurance services loss. Insurance services loss decreased 34.2% to $1.7 million for the six months ended June 30, 2008 compared to a loss of $2.6 million for the same period in 2007, due to the increased number of programs managed by CastlePoint Management. CastlePoint Management’s overall loss is due to current incurrence of costs to produce programs that are expected to generate commission revenue in the future periods due to in part to the lag time associated with launching new programs that require rates and forms to be filed and approved, as well as systems implementation.
Liquidity and Capital Resources
     CastlePoint Holdings is a holding company, and as such, has no direct operations of its own. We expect substantially all of our operations to be conducted by our insurance, reinsurance, and management company subsidiaries. Accordingly, we expect to have continuing cash needs for administrative expenses, dividends and the payment of principal and interest on current and any future borrowings, and to make strategic investments. Funds to meet these obligations will come primarily from dividend payments from our operating subsidiaries; however, there are restrictions on the payment of dividends by our insurance subsidiaries. These restrictions, as well as our liquidity, principal capital requirements and related matters are described in more detail in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report on Form 10-K filed with the SEC.
     In our operating subsidiaries, we seek to maintain sufficient liquidity to pay claims, operating expenses and meet our other obligations. On a consolidated basis, we held $134.5 million (net of payable for securities purchased at the end of the second quarter) and $88.1 million of cash and cash equivalents at June 30, 2008 and 2007, respectively. We monitor our expected claim payment needs and try to maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claim payments without having to sell longer-duration investments prior to maturity. The book yield on cash and cash equivalents at June 30, 2008 was 2.4%. We expect that we will maintain large cash balances comprised of approximately $65.0 million which we will hold in

CastlePoint Bermuda Holdings in conjunction with the proposed acquisition of CastlePoint by Tower and additional cash that we will hold for possible strategic acquisitions. We expect our portfolio duration to remain substantially unchanged at 3.2 years during the next three to six months. We believe a target of 3.2 years provides adequate matching of our portfolio assets with expected claim payouts. We also expect our cash flow from operations to continue to be strong throughout 2008 as we expect our premiums collections to continue to increase.
     Dividends and other permitted distributions from our operating subsidiaries are our primary source of funds to pay dividends to shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, restrict the declaration and payment of dividends and the making of distributions by CastlePoint Re, unless specific regulatory requirements are met. In addition, CastlePoint Insurance is, and any other U.S. licensed insurance companies that we may acquire or form and capitalize will be, subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Furthermore, any dividends paid by CastlePoint Insurance or such other U.S. licensed insurance companies will be subject to a 30% withholding tax. Therefore, we intend that any dividends or other permitted distributions we expect to receive will be paid or otherwise made by CastlePoint Re, which is subject to Bermuda regulatory restrictions and any applicable contractual restrictions on any such payments. If we cannot receive dividends or other permitted distributions from our subsidiaries as a result of such restrictions, we will be unable to pay dividends as currently contemplated by our board of directors. However, cash and invested assets at CastlePoint Bermuda Holdings at June 30, 2008 available to pay dividends to CastlePoint Holdings was $64.9 million.
     On July 27, 2008, the Company announced that the quarterly dividend payable on September 30, 2008 will be unchanged from the previous quarter at $0.05 per share.
Sources and Uses of Cash and Cash Flows
     The primary sources of cash of our operating subsidiaries are net premiums received, investment income and commission income. In addition, at the holding company, we may raise cash from public offerings and at the holding company or at the operating subsidiaries, we may raise cash from the issuance of debt.
     Our principal ongoing cash requirements in our holding companies are expected to be the further capitalization of our existing operating subsidiaries and our operating expenses, our possible acquisition or formation of one or more additional U.S. licensed insurance companies, subject to receipt of regulatory approvals. In addition, we will need cash to enable us to make strategic investments in some of our clients and potential clients, as well as to pay dividends to our shareholders and to service the debt on the subordinated debentures of $30.9 million issued by CastlePoint Bermuda Holdings in September 2007. The principal ongoing cash requirements in our operating companies are expected to be our possible acquisition or formation of one or more additional U.S. licensed insurance companies, subject to receipt of regulatory approvals, net cash settlements under insurance risk-sharing and reinsurance agreements, payment of losses and loss adjustment expenses, commissions paid to program underwriting managers, ceding commissions to insurance companies including Tower, excise taxes, operating expenses and payments under our service and expense sharing agreements with Tower. In addition, we will need cash to enable us to make strategic investments in some of our clients and potential clients, as well as to pay dividends to our holding company and to service the debt on the subordinated debentures of $103.1 million issued by CastlePoint Management in December 2006 and subordinated debentures of $30.0 million issued by CastlePoint Bermuda Holdings in September 2007.
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

We filed an application with the Florida Office of Insurance Regulation to establish a Florida domestic property and casualty company which we expect to initially capitalize at $10 million.
     In 2008, we have received and expect to receive cash from direct and assumed premiums collected, net cash settlements under our insurance risk-sharing and reinsurance agreements, fee income for services provided, investment income and proceeds from sales and redemptions of investments. We may raise additional funds in the future through additional equity and/or additional debt financings.
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
Cash Flows
     For the six months ended June 30, 2008, net cash provided by operating activities was approximately $100.8 million compared to $59.8 million for the six months ended June 30, 2007. The net cash provided by operations increased from the prior year primarily as a result of increased collected premiums as a result of the growth in premiums written.
     For the six months ended June 30, 2008, net cash flows used in investing activities was approximately $102.2 million compared to net cash flows used in investing activities of $111.0 million for the same period in 2007, which consisted of purchases and sales of investments. In both periods, purchases of investments exceeded sales of investments, primarily due to positive cash flow from operations.
     The net cash flows used by financing activities for the six months ended June, 2008 were approximately $2.9 million, which consisted of dividends to shareholders, as compared to net cash flows provided by financing activities of $113.2 million for the same period in 2007, which primarily consisted of approximately $114.9 million in net proceeds after offering costs less dividends paid to shareholders of $1.7 million.
     The primary sources of cash of our operating subsidiaries are net premiums received, commission income investment income and maturities and sales of marketable securities. Cash is used by each operating subsidiary to pay dividends to its parent, commissions, claims and operating expenses, as well as to purchase marketable securities and fixed assets and to make strategic acquisitions, subject to regulatory, contractual, rating agencies and other constraints applicable to us.

Security Requirements
     As required by the Company’s reinsurance agreements with its cedents, CastlePoint Re and CastlePoint Insurance, where they are a non-admitted or non-accredited reinsurer, are required to collateralize amounts through a letter of credit, cash advance, funds held or a trust account. The amount of the letter of credit or trust is to be adjusted each calendar quarter, and the required amount is to be at least equal to the sum of the following contract amounts: (i) unearned premium reserve, (ii) paid loss and loss adjustment expense payable, (iii) loss and loss adjustment expenses reserves, (iv) loss incurred but not reported, (v) return and refund premiums, and (vi) less premium receivable. As of June 30, 2008 and December 31, 2007, CastlePoint Re maintained trusts and a letter of credit in the amount of $307.1 million and $218.1 million, respectively, at a Massachusetts trust company. As of June 30, 2008 and December 31, 2007, CastlePoint Insurance Company maintained a trust at the same trust company in the amount of $13.2 million and $8.0 million, respectively. Both CastlePoint Re and CastlePoint Insurance Company earn and collect the interest on the trust funds.
Investments
     The Company has developed specific investment objectives and guidelines for the management of its investment portfolio. These investment guidelines stress capital preservation and maximization of after tax investment income through the maintenance of liquidity, risk diversification and credit quality. Generally, we invest our assets in relatively liquid, high-grade, fixed maturity securities of relatively short duration. We seek to manage our credit risk through issuer and industry diversification and interest rate risk by monitoring the duration and structure of the portfolio. Despite the prudent focus of these objectives and guidelines, the Company’s investments are subject to general market risk, as well as to risks inherent to particular securities.
     The fair value for fixed maturity, short-term, and equity securities, available-for-sale, is determined by management after considering one of three primary sources of information: broker quotations, pricing services, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from pricing services (Level 1), the remaining non-exchange traded securities are then submitted to brokers or third-party pricing services for prices (Level 2), or, if prices from these sources are not available, the securities are priced using a pricing matrix based on unobservable inputs (Level 3, see below). Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. Included in the pricing of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
     Although generally not the case for the types of securities we purchase, prices from brokers and third-party pricing services are, at times, unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities may be priced via broker quotations which utilize inputs that may be difficult to corroborate with observable market based data (Level 3). Additionally, the majority of these broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a pricing service or a broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments are intended to adjust security prices for issuer-specific factors.
     The Company performs a periodic analysis to assess if the evaluated prices represent a reasonable estimate of each security’s fair value. This process is overseen by accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing methodologies, review of the evaluated prices, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price of a security is adjusted accordingly.
     The aggregate fair market value of our available-for-sale investments as of June 30, 2008 was $625.4 million. Our fixed maturity securities as of June 30, 2008 had a fair market value of $556.4 million and an amortized cost of $570.7 million. Our equity securities as of June 30, 2008 had a fair market value of $52.0 million and a cost of $56.8 million. Short-term investments as of June 30, 2008 were carried at fair value of $16.9 million and had an amortized cost of $16.9 million.
     At June 30, 2008, we held $134.5 million of cash and cash equivalents, net of payable for securities of $14.8 million, which included all securities that, at their purchase date, had a maturity of 90 days or less. The average book yield on cash and cash equivalents held at June 30, 2008 was approximately 2.4%. During the second quarter of 2008, our investment manager recommended investing cash in favor of high quality spread products including 1) new issue asset-backed securities (“ABS”) reflecting primarily assets backed by automobile loans and credit card receivables (with no exposure to assets backed by home equity loans), maintaining a high quality bias and focus on short-dated, high quality credit card and auto deals, 2) seasoned commercial mortgage-backed securities (“CMBS”) rated AAA, 3) Agency residential mortgage-backed (“RMBS”) and 4) corporates. Since we did not wish to materially increase our exposure to mortgages or corporates in the finance sector at this time, we continued to maintain a relatively high amount of cash and cash equivalent balances. We expect that these balances will be maintained over the next few months.
     The portfolio duration of the fixed maturity securities at June 30, 2008 was approximately 3.2 years (2.24 years at December 31, 2007) and the average credit rating was AA (AA at December 31, 2007).
     The Company held in “Fixed maturity securities” on the balance sheet at June 30, 2008, $405.2 million ($343.9 million at December 31, 2007), at fair value, in RMBS, CMBS and ABS. RMBS and CMBS, excluding ABS, amounted to $358.5 million at June 30, 2008. Of this amount, $270.7 million were RMBS and $87.8 million were CMBS. Approximately $212.2 million of the RMBS were backed by the U.S. government or government charted agencies. All RMBS and CMBS are rated AAA, with the exception of $2.6 million rated BBB and $1.2 million rated BB.
     Included in “Equity securities” on the balance sheet at June 30, 2008 is an investment of $3.2 million in a fund comprised of primarily investment grade securities with a focus on the financial institutions segment of the credit markets (i.e., primarily trust preferred, subordinated debt and preferred securities). We recorded an other-than-temporary impairment charge of $2.0 million since the fund manager put the fund into run-off and we do not expect a full recovery prior to the fund’s liquidation. We also hold a $1.6 million investment in a fund investing primarily in securitized bank loans and we hold $1.2 million of publicly traded common stocks whose purpose is to own various mortgage-backed securities, including CMBS, non-agency RMBS, and RMBS backed by the U.S. government or government chartered agencies. We recorded an other-than-temporary impairment charge on one of these common stock securities at June 30, 2008 in the amount of $0.6 million because the fund cut its dividend and we do not necessarily have the intent to hold this security until full recovery. The remaining investments in this category are preferred stocks primarily in the finance and banking industries in the amount of $46.0 million. Within this category, we recorded an other-than-temporary impairment charge of $0.8 million on Fannie Mae and Freddie Mac preferred stocks at June 30, 2008. Total other-than-temporary impairment charges recorded during the second quarter of 2008 amounted to $3.4 million.
Contractual Obligations
     There have been no material changes during the period covered by this quarterly report on Form 10-Q, outside of our ordinary course of business, to the contractual obligations specified in the table of contractual obligations in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report on Form 10-K.

Off-Balance Sheet Transactions
     In 2006, we formed two Delaware statutory business trusts of which CastlePoint Management owns all of the common trust securities, to facilitate the trust preferred financing completed in December 2006. In 2007, we formed a third Delaware statutory business trust of which CastlePoint Bermuda Holdings owns all of the common trust securities, to facilitate the trust preferred financing completed in September 2007.
Ratings
     The maintenance of the ratings assigned by A.M. Best depends, in part, upon CastlePoint Re and CastlePoint Insurance operating in a manner consistent with the business plan presented to A.M. Best. A.M. Best formally evaluates its Financial Strength ratings of insurance companies at least once every twelve months and monitors the performance of rated companies throughout the year.
     Subsequent to the announcement that Tower has entered into a definitive agreement for the acquisition of the Company, A.M. Best has placed the financial strength ratings of A- of CastlePoint Re and CastlePoint Insurance under review with negative implications. The under review status reflects A.M. Best’s concerns with the strategic change in the Company’s original business plan, the potential re-allocation of capital post transaction and execution risks associated with the transaction. However, should the transaction close as planned we believe it will reduce A.M. Best’s concerns regarding the Company’s corporate governance and enterprise risk management. Accordingly, should the transaction close as presented to A.M. Best, we expect that A.M. Best will affirm the ratings of CastlePoint Re and CastlePoint Insurance Company. Alternatively, if the transaction does not close and CastlePoint Re and CastlePoint Insurance Company continue with their original business plans as presented to A.M. Best, the ratings for both companies are expected to be affirmed.
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
     For fixed maturities securities, we use modified duration modeling to calculate the impact of potential changes in interest rates on fair values. Durations on invested assets are adjusted for any call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of June 30, 2008.
     The following table summarizes the estimated change in fair value on our fixed maturity portfolio based on specific changes in interest rates as of June 30, 2008:

	Estimated Increase (Decrease)	Estimated Percentage
	in Fair Value	Increase (Decrease)
Change in Interest Rate	($ in thousands)	in Fair Value
300 basis point rise	(76,114)	(12.7)%
200 basis point rise	(49,274)	(8.2)%
100 basis point rise	(23,824)	(4.0)%
100 basis point decline	21,863	3.6%
200 basis point decline	41,555	6.9%
300 basis point decline	58,287	9.7%
     The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of interest-sensitive instruments of $23.8 million or 4.0% based on a 100 basis point increase in interest rates as of June 30, 2008. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 85.7% of our total investments as of June 30, 2008.
     As of June 30, 2008, we had a total of $134.0 million of outstanding debt, all of which is comprised of outstanding junior subordinated debentures underlying trust securities issued by our wholly-owned statutory business trusts carrying a fixed interest rate during the first five years, after which the interest rate will become floating and equal to the three month LIBOR rate plus 3.5% per annum (calculated quarterly). If LIBOR rates increase, the amount of interest payable by us would also increase.
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
     In connection with the evaluation described above, we have not identified any change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any pending or, to our knowledge, any threatened material litigation and are not currently aware of any pending or threatened material litigation, other than in the normal course of business as an insurer or a reinsurer. We may become involved in various claims and legal proceedings in the normal course of business, as a reinsurer or insurer. In response to the announcement regarding the proposed merger with Tower, a shareholder of the Company has announced that he may seek appraisal rights under Bermuda law to receive full value for his shares rather than accept the merger consideration. We do not know if this shareholder will in fact seek appraisal rights, or if he does, what effect, if any, such proceeding may have on the Company’s financial results or the consummation of the proposed merger.

Item 1A. Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of Part I of our 2007 Annual Report on Form 10-K, filed with the SEC on March 31, 2008. The risk factors identified therein have not materially changed except as provided below.
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
     Tower recently entered into a quota share reinsurance agreement with another reinsurer at terms and conditions that in certain aspects are more favorable than the terms and conditions existing under the current agreements between the Company and Tower. As a result, Tower may exercise its right to further reduce the amount of quota share reinsurance and insurance risk sharing that it purchases from us to the minimum level set forth in various agreements between us. In the alternative, we may seek to modify the terms and conditions of our current agreements with Tower in order to maintain the desired level of business from Tower. In addition, at the expiration of various agreements between Tower and us on April 1, 2010, Tower may choose not to renew our agreements with them. If Tower chooses to extend our agreements on April 1, 2010, it may do so at terms and conditions that reflect the terms and conditions available in the market at that time. The failure to renew, extend or replace these agreements, the early termination of any of these agreements, or any changes to their terms and conditions could adversely affect us.
The proposed acquisition of the Company by Tower may not be consummated.
     On August 5, 2008 we announced that we had entered into a definitive merger agreement with Tower pursuant to which CastlePoint would merge with and into a wholly-owned subsidiary of Tower, with the surviving company being a wholly-owned subsidiary of Tower. The proposed merger is subject to a number of conditions, including:
•	approval by Tower’s stockholders of an amendment to its certificate of incorporation to increase the number of authorized shares of common stock;

•	approval by our shareholders of the merger;

•	approvals by regulatory authorities, including the Bermuda Monetary Authority;

•	the absence of laws and regulatory actions by governmental authorities that impose conditions or restrictions upon us that would reasonably be expected to have a material adverse effect on our financial condition, properties, assets, liabilities, obligations, businesses or results of operations or on our ability to perform our obligations under the merger agreement or to consummate the merger on a timely basis; and

•	other customary closing conditions.
If our stockholders do not approve the amendment to our certificate of incorporation, or if Tower’s shareholders do not approve the merger, or if any required regulatory approval is not obtained, or if any other condition to the closing cannot be satisfied, we may not be able to complete the merger, which may have an adverse effect on our business or results of operations and the value of our common stock. Any delay associated with satisfying any closing condition could also substantially reduce the expected benefits of the merger to us, which could adversely affect the value of our common stock.

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
     As of June 30, 2008, we have used approximately $70.0 million of these net proceeds to further capitalize CastlePoint Re, and we intend to use the remaining proceeds of the initial public offering to either further capitalize CastlePoint Re or capitalize any U.S. licensed insurance companies we may acquire in the future and for general corporate purposes.
     (c) Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual General Meeting of Members of CastlePoint Holdings, Ltd. held June 23, 2008, the following matters set forth in our Proxy Statement dated April 29, 2008, which was filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, were voted upon by the members of the Company with the results below. All of the such matters were approved by the members of the Company.
1. The nominees listed below were elected as Class B directors for a three-year term ending at the Annual General Meeting of Members in 2011 with the respective votes set forth opposite his name:

Name	For	Withheld
Gregory T. Doyle	29,440,944	5,803,920
William A. Robbie	33,789,364	1,455,500
2. A ratification of PricewaterhouseCooppers as the Company’s independent auditors and authorize the Board of Directors to set the auditors remuneration was as follows:

Votes
FOR	35,238,345
AGAINST	3,000
ABSTAIN	3,519
3. The authorization of the election of the Directors of CastlePoint Reinsurance Company, Ltd., as follows:

Votes
FOR	33,788,139
AGAINST	1,424,458
ABSTAIN	32,267

4. The authorization of the ratification of CastlePoint Reinsurance Company, Ltd. auditors, as follows:

Votes
FOR	35,057,222
AGAINST	3,100
ABSTAIN	184,542
5. The authorization of the election of the Directors of CastlePoint Bermuda Holdings, Ltd., as follows:

Votes
FOR	33,787,389
AGAINST	1,424,458
ABSTAIN	33,017
6. The authorization of the ratification of CastlePoint Bermuda Holdings, Ltd. auditors, as follows:

Votes
FOR	35,056,922
AGAINST	19,300
ABSTAIN	168,642
Item 6. Exhibits
31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLEPOINT HOLDINGS, LTD. (Registrant)

Date: August 14, 2008	/s/ Michael H. Lee Michael H. Lee
Chairman of the Board and
Chief Executive Officer

Date: August 14, 2008	/s/ Joel. S. Weiner Joel S. Weiner
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906