Form 10-Q
period 2008-09-30
CastlePoint Holdings, Ltd.
filed 2008-11-14
CIK 1360537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,305,735 common shares, par value $0.01 per share, as of November 10, 2008.

EXPLANATORY NOTE
This quarterly report is filed by CastlePoint Holdings, Ltd., a Bermuda company limited by shares (“CastlePoint” or the “Company”). Unless the context requires otherwise or unless stated otherwise, the terms “we”, “our” and “us” refer to the Company and its subsidiaries.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CastlePoint Holdings, Ltd.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except par value and share amounts)	2008	2007

Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $548,629 and $484,489)	$517,557	$484,972
Equity securities, available-for-sale, at fair value (cost of $45,970 and $44,036)	33,665	42,402
Short-term investments, available-for-sale, at fair value (amortized cost of $10,460 and $0)	10,460	—

Total available-for-sale investments	561,682	527,374
Investment in partnerships, equity method	—	8,503
Common trust securities – statutory business trusts, equity method	4,022	4,022

Total investments	565,704	539,899
Cash and cash equivalents	217,511	153,632
Accrued investment income	4,900	4,064
Premiums receivable (primarily with related parties – See note 3)	169,150	125,597
Premiums receivable – programs (primarily with related parties – See note 3)	33,819	9,083
Prepaid reinsurance premiums	9,100	3,475
Reinsurance recoverable on paid loss & loss adjustment expense	1,544	22
Reinsurance recoverable on unpaid loss & loss adjustment expense	5,571	315
Deferred acquisition costs (primarily with related parties – See note 3)	81,615	73,073
Deferred income taxes	4,933	7,051
Deferred financing fees	3,579	3,673
Other assets	12,476	7,174

Total assets	$1,109,902	$927,058

Liabilities and Shareholders’ Equity
Liabilities
Loss and loss adjustment expenses (primarily with related parties – See note 3)	$222,412	$121,741
Unearned premium (primarily with related parties – See note 3)	244,789	217,518
Losses payable (primarily with related parties – See note 3)	31,544	8,527
Premiums payable (primarily with related parties – See note 3)	73,723	16,257
Accounts payable and accrued expenses	9,946	3,592
Other liabilities	8,792	3,595
Subordinated debentures	134,022	134,022

Total liabilities	725,228	505,252

Shareholders’ Equity
Common shares ($0.01 par value, 100,000,000 shares authorized; 38,305,735 and 38,289,430 shares outstanding)	383	383
Additional paid-in-capital	386,867	385,057
Accumulated other comprehensive net loss	(41,932)	(1,051)
Retained earnings	39,356	37,417

Total shareholders’ equity	384,674	421,806

Total liabilities and shareholders’ equity	$1,109,902	$927,058

See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except share and per share amounts)	2008	2007	2008	2007

Revenues
Net premiums earned (primarily with related parties – See note 3)	$113,275	$65,610	$324,494	$167,146
Insurance services revenue (primarily with related parties – See note 3)	10,772	1,667	27,121	3,902
Net investment income	9,206	7,538	22,590	21,417
Net realized investment losses	(10,470)	(79)	(11,906)	(98)

Total revenues	122,783	74,736	362,299	192,367
Expenses
Loss and loss adjustment expenses (primarily with related parties – See note 3)	65,711	34,482	180,906	87,790
Commission and other acquisition expenses (primarily with related parties – See note 3)	46,861	24,147	133,870	60,110
Other operating expenses	16,157	4,268	28,790	11,983
Interest expense	2,874	2,254	8,543	6,608

Total expenses	131,603	65,151	352,109	166,491

Income (loss) before income taxes	(8,820)	9,585	10,190	25,876
Income tax benefit (expense)	(4,332)	956	(3,463)	2,254

Net income (loss)	$(13,152)	$10,541	$6,727	$28,130

Comprehensive income (loss)
Net income (loss)	$(13,152)	$10,541	$6,727	$28,130
Gross unrealized investment holding losses arising during period	(34,755)	(2,032)	(54,132)	(7,977)
Reclassification adjustment for losses included in net income	10,470	(287)	11,906	(268)
Income tax recovery related to items of other comprehensive loss	75	140	1,345	725

Total other comprehensive loss	(24,210)	(2,179)	(40,881)	(7,520)

Comprehensive income (loss)	$(37,362)	$8,362	$(34,154)	$20,610

Basic and diluted earnings per share
Basic	$(0.34)	$0.28	$0.18	$0.79

Diluted	$(0.34)	$0.27	$0.18	$0.78

Weighted average common shares outstanding
Basic	38,282,320	38,277,148	38,280,781	35,658,652
Diluted	38,282,320	38,549,305	38,403,449	36,008,824

Dividends declared and paid per common share
Common stock	$0.050	$0.025	$0.125	$0.075

See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
($ in thousands)	2008	2007

Cash flows from operating activities:
Net income	$6,727	$28,130
Adjustments to reconcile net income to net cash provided by (used in) operations:
Net realized investment losses	11,906	98
Depreciation and amortization	285	131
Amortization of bond premium or discount	(353)	(438)
Amortization of stock-based compensation expense	1,810	1,456
Amortization of deferred financing fees	95	78
Equity in limited partnerships	3,584	499
Deferred income taxes	3,463	(2,254)
(Increase) decrease in assets
Accrued investment income	(836)	(1,837)
Premiums receivable	(43,553)	(48,181)
Premiums receivable	(24,736)	(1,350)
Prepaid reinsurance premiums	(5,626)	(2,343)
Reinsurance recoverable on paid loss and loss adjustment expense	(1,522)	—
Reinsurance recoverable on unpaid loss and loss adjustment expense	(5,256)	—
Deferred acquisition costs	(8,542)	(25,250)
Other assets	(5,378)	(2,226)
Increase (decrease) in liabilities
Loss and loss adjustment expenses	100,671	66,618
Unearned premium	27,272	78,177
Losses payable	23,017	303
Premiums’ payable – programs	57,467	4,727
Accounts payable and accrued expenses	6,354	(880)
Other liabilities	5,197	380

Net cash flows provided by operations	152,046	95,838

Cash flows from investing activities:
Cost of fixed assets purchased	(210)	(998)
Purchases of fixed-maturity securities	(365,064)	(384,713)
Purchases of equity securities	(27,994)	(46,124)
Sales or maturity of fixed-maturity securities	290,536	205,966
Sales of other investments	4,919	40,000
Sales of equity securities	24,894	(10,000)
Net short-term investments (purchased) sold	(10,460)	51,626

Net cash flows (used in) investing activities	(83,379)	(144,243)

Cash flows from financing activities:
Net proceeds from subordinated debentures	—	29,302
Net proceeds from Initial Public Offering	—	114,549
Dividends to shareholders	(4,788)	(2,654)

Net cash flows provided by (used in) financing activities	(4,788)	141,197

Increase in cash and cash equivalents	63,879	92,792
Cash and cash equivalents, beginning of period	153,632	34,784

Cash and cash equivalents, end of period	$217,511	$127,576

Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$19
Cash paid for interest	$8,600	$6,719

See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Consolidated Statement of Changes in Shareholders’ Equity
For The Nine Months Ended September 30, 2008
(Unaudited)

			Accumulated
		Additional	Other		Total
		Paid-In	Comprehensive	Retained	Shareholders’
($ in thousands)	Common Stock	Capital	Income (loss)	Earnings	Equity
Balance at December 31, 2007	$383	$385,057	$(1,051)	$37,417	$421,806
Net income				6,727	6,727
Net unrealized losses			$(40,881)		(40,881)
Stock based compensation	—	1,810			1,810
Dividends to shareholders				(4,788)	(4,788)

Balance at September 30, 2008	$383	$386,867	$(41,932)	$39,356	$384,674

See accompanying notes to the consolidated financial statements.

CastlePoint Holdings, Ltd.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation – Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and in conformity with Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. These statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2007 and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three and nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements include the accounts of CastlePoint Holdings, Ltd. (sometimes referred to as “CastlePoint Holdings” or the “Company”), and its wholly-owned subsidiaries, CastlePoint Bermuda Holdings Ltd. (“CastlePoint Bermuda Holdings”), CastlePoint Reinsurance Company, Ltd. (“CastlePoint Re”), CastlePoint Management Corp. (“CastlePoint Management”) and CastlePoint Insurance Company (“CastlePoint Insurance”). All significant inter-company balances have been eliminated. Business segment results are presented gross of all material inter-segment transactions.
Note 2 – Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity operates. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data such as the reporting entity’s own data. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 were effective for financial statements issued for years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 on January 1, 2008. However, pursuant to FSP FAS 157-2, “Effective date of FASB Statement No. 157”, the Company elected to defer the effective date of FAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.
In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” The requirements of FSB 157-3 did not materially impact the Company’s consolidated financial condition or results of operations.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s first fiscal year that begins after December 15, 2008. On August 5, 2008, the Company and Tower Group, Inc. (“Tower”) announced that they had entered into a definitive agreement for the acquisition of the Company by Tower in a transaction valued at approximately $490 million, but this transaction does not impact the Company based upon SFAS No. 141 (R) because the Company is being acquired and, therefore, the Company has not capitalized its expenses to date related to this transaction. Also, on August 27, 2008 the Company announced an agreement to acquire HIG, Inc. (Hermitage), and the Company has capitalized certain costs related to this acquisition that were $0.8 million for the nine months ended September 30, 2008. If the Hermitage acquisition were to close on or after January 1, 2009, it would be accounted for under SFAS No. 141(R).
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial condition or results of operations because the impact of SFAS No. 160 is fact specific and will not be applicable until the Company acquires a noncontrolling interest in a subsidiary or deconsolidates a subsidiary after the effective date of SFAS No. 160.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This statement is effective November 15, 2008, and it will not have a material impact on the Company’s consolidated financial condition or results of operations.
Note 3 – Related Party Transactions
The Company and/or its subsidiaries are parties to a master agreement, certain reinsurance agreements, management agreements and service and expense sharing agreements with Tower, a Delaware corporation that is publicly traded in the U.S.A., or its insurance subsidiaries. In addition, CastlePoint Re participates as a reinsurer on Tower’s property and excess of loss reinsurance agreements. The transactions listed below are classified as related party transactions, as each counterparty may be deemed to be an affiliate of the Company.
The Company sub-leases the space in New York, New York for the headquarters of its subsidiaries, CastlePoint Management and CastlePoint Insurance, from Tower Insurance Company of New York, a subsidiary of Tower, at Tower’s cost.
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
For the three months ended September 30, 2008, CastlePoint Re assumed 25% of Tower’s brokerage business under the brokerage business quota share reinsurance agreement as compared to 35% for the three months ended June 30, 2008 and as compared to 40% for the three months ended March 31, 2008. The change to 25% as of July 1, 2008 was on a new, renewal, and in force basis; thus, there was a return of $31.8 million in unearned premiums as of June 30, 2008 representing the difference between the unearned premiums for policies written subject to this agreement in prior periods at 35% and 40% ceding percentages, respectively, and the 25% ceding percentage as of July 1, 2008. This has been reflected as a reduction of written premiums in the three and nine month periods ended September 30, 2008. The ceding commission for this business was 36%, which is the sum of 34% provisional ceding commission and 2% contingent commission based upon loss ratio. Based upon the loss ratio for brokerage business, the Company has expensed the maximum ceding commission under this agreement. The reduction in the ceding percentage on the reinsurance business from Tower to 25% reflected the Company’s overall strategic decision to increase the primary business and moderate growth of its reinsurance business. As part of the implementation of this decision the reinsurance from Tower was reduced and primary business managed by Tower and written in CastlePoint Insurance was increased. In addition, CastlePoint Re allocated approximately $135 million of its assets to purchase Hermitage Insurance Company, which effectively reduces the amount of capital that otherwise would be available in CastlePoint Re to underwrite Tower’s business.

During the nine months ended September 30, 2008 the ceding percentages from Tower pursuant to the traditional program business quota share reinsurance agreement and the specialty program business and insurance risk-sharing business quota share reinsurance agreement remained unchanged such that CastlePoint Re assumed 50% and 85% of Tower’s premiums and losses in those businesses, respectively. The ceding commissions under these agreements reflect the actual costs of commissions, board, bureaus and taxes, and other fees paid to the program underwriting agencies or risk sharing clients on a program by program basis.
In October 2007, the Company and Tower jointly submitted two aggregate excess of loss reinsurance agreements for the brokerage business for review by the New York State Insurance Department. These agreements remain subject to regulatory review and are deemed approved and in effect. The purpose of the two aggregate excess of loss reinsurance agreements is to cause the loss ratios for the brokerage business of CastlePoint Insurance and Tower to be approximately equal. Under the first agreement, Tower agrees to reinsure 85% (the percentage will be adjusted to equal Tower’s actual percentage of the total brokerage business written by Tower and CastlePoint Insurance) of CastlePoint Insurance’s brokerage business losses that are in excess of a specified loss ratio for brokerage business written through Tower Risk Management Corp., a subsidiary of Tower and its Managing General Agency. Under the second agreement CastlePoint Insurance agrees to reinsure 15% (the percentage will be adjusted to equal CastlePoint’s actual percentage of the total brokerage business written by Tower and CastlePoint) of Tower’s brokerage business losses that are in excess of a specified loss ratio for brokerage business. Under both agreements, the loss ratio is calculated net of premiums paid for and losses recovered from specific excess reinsurance, property catastrophe reinsurance and facultative reinsurance, if any, which inure to the benefit of the agreement, and before any cessions to quota share reinsurance. For the nine months ended September 30, 2008, premiums ceded to Tower for the aggregate excess of loss treaty were $2.25 million and premiums assumed from Tower for the same corresponding aggregate excess of loss treaty were $2.25 million. As of September 30, 2008 based upon the relative loss ratios between CastlePoint and Tower prior to the aggregate excess of loss agreements, CastlePoint Insurance had net losses payable to Tower of $0.7 million under the aggregate excess of loss agreements.
Management Agreements: Tower and CastlePoint have entered into business management agreements with each other for brokerage business and program business; these management agreements have been approved by the New York State Insurance Department.
The business management agreement pertaining to Tower’s brokerage business provides that a portion of Tower’s brokerage business may be written directly in CastlePoint Insurance with Tower Risk Management as the manager of this business. For managing such business, Tower Risk Management Corp. is paid a management fee calculated using the sliding scale formula that was originally intended by the master agreement among the parties to be paid to Tower Insurance Company of New York for managing the brokerage business, net of specific aggregate and property catastrophe excess of loss reinsurance costs. The sliding scale commission provides that Tower Risk Management’s commission for the brokerage business is 31% of net premiums written, which can increase to 33% or decline to 28% depending on the loss ratio. For the nine months ended September 30, 2008 and September 30, 2007 and based upon the estimated loss ratio for brokerage business, CastlePoint Insurance accrued fees amounting to approximately $29.3 million and, $0.8 million, respectively, to Tower Risk Management. The accrued fees for the nine months ended September 30, 2008 were equal to approximately 32% of earned premiums attributed to this business.
The business management agreement pertaining to programs business that is managed by CastlePoint Management provides that a portion of program business may be written directly in Tower’s insurance companies and that CastlePoint Management would receive fees for providing certain underwriting and claims services for this business. As manager of the program and risk sharing business, CastlePoint Management performs certain underwriting and claims services with respect to program business and Tower reimburses CastlePoint Management for its actual costs, which include commissions paid to program underwriting agencies, fees paid to third party administrators to adjust claims, plus an allowance to CastlePoint Management for its actual internal costs, which for the three and nine months ended September 30, 2008 were approximately 5% of gross premiums written for programs business. Premiums payable and due to Tower for program business at September 30, 2008 and December 31, 2007 were $39.3 million and $8.6 million, respectively. For the three months ended September 30, 2008 and September 30, 2007, CastlePoint Management recorded commission revenue of $10.7 million and $1.5 million, respectively, from Tower. For the nine months ended September 30, 2008 and September 30, 2007, CastlePoint Management recorded commission revenue of $27.1 million and $3.7 million, respectively, from Tower. The net underwriting impact related to our agreements with Tower discussed above is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Net premiums earned	$75,286	$53,751	$235,140	$137,526
Net losses incurred	43,186	28,058	127,525	70,907
Net commission expense	28,611	18,768	88,235	48,066
The following table summarizes balances with Tower:

	September 30,	December 31,
($ in millions)	2008	2007

Premiums receivable	$98.5	$105.4
Losses payable	22.6	1.7
Unearned premium reserves	178.8	175.2
Loss reserves	171.1	108.8
Deferred acquisition costs	59.4	61.7
Service and Expense Sharing Agreements: CastlePoint Management is a party to service and expense sharing agreements with Tower and certain of its subsidiaries. For the three and nine months ended September 30, 2008, Tower charged CastlePoint Management $0.4 million and $0.9 million, respectively, compared to $0.2  million and $0.5 million for the same periods in 2007, for services rendered in support of CastlePoint Management’s infrastructure as contemplated by the service and expense sharing agreements.
In addition to the services rendered in support of CastlePoint Management’s infrastructure, Tower rendered services for CastlePoint Management’s program business contemplated by the service and expense sharing agreements. For these services, Tower charged CastlePoint Management $0.2million and $0.5 million, for the three and nine months ended September 30, 2008 compared to $0.1 million and $0.3 million for the same periods in 2007.
Proposed Acquisition: On August 5, 2008, the Company and Tower announced that they had entered into a definitive agreement for the acquisition of the Company by Tower in a transaction valued at approximately $490 million. For details see Note 10 – Proposed Merger with Tower and Agreement to Acquire HIG, Inc. CastlePoint incurred $9.4 million in expenses in the nine month period ended September 30, 2008 related to this transaction.
Note 4 – Investments
The amortized cost and fair value of the investments by investment type as of September 30, 2008 and December 31, 2007 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value

September 30, 2008
Fixed Maturities:
US government and agencies securities	$6,072	$155	$—	$6,227
Corporate fixed maturities	143,094	316	(11,620)	131,790
Mortgage and asset-backed securities	399,463	505	(20,428)	379,540

Total fixed maturities	548,629	976	(32,048)	517,557
Equities	45,970	—	(12,305)	33,665
Short term investments	10,460	—	—	10,460

Total available-for-sale investments	$605,059	$976	$(44,353)	$561,682

December 31, 2007
Fixed Maturities:
US government and agencies securities	$8,598	$214	$—	$8,812
Corporate fixed maturities	132,268	1,372	(1,370)	132,270
Mortgage and asset-backed securities	343,623	3,124	(2,857)	343,890

Total fixed maturities	484,489	4,710	(4,227)	484,972
Equities	44,036	28	(1,662)	42,402

Total available-for-sale investments	$528,525	$4,738	$(5,889)	$527,374

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
As of September 30 2008, the Company’s investments are categorized into Levels as follows:

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets	Observable Inputs	Unobservable
($ in thousands)	Measurements	(Level 1)	(Level 2)	Inputs (Level 3)

Fixed maturity investments	$517,557	$—	$517,557	$—
Short-term investments	10,460	—	10,460	—
Equity investments	33,665	886	32,779	—

Total	$561,682	$886	$560,796	$—

As of September 30, 2008, $32.8 million (74.0%) of the Company’s invested assets that were in an unrealized loss position had been held for less than 12 months. Substantially all of the Company’s invested assets that were in an unrealized loss position at December 31, 2007 had been held for less than 12 months. Unrealized losses are as follows:

		Less than 12 Months		More than 12 Months		Total
	No. of		Unrealized		Unrealized		Unrealized
($ in thousands)	Positions	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2008
Corporates	70	$93,188	$(9,519)	$9,131	$(2,100)	$102,319	$(11,619)
Mortgage & asset-backed	111	323,163	(13,825)	5,787	(6,603)	328,950	(20,428)

Total fixed maturities	181	416,351	(23,344)	14,918	(8,703)	431,269	(32,047)
Equities	27	29,356	(9,483)	3,851	(2,823)	33,207	(12,306)

Total	208	$445,707	$(32,827)	$18,769	$(11,526)	$464,476	$(44,353)

December 31, 2007
Corporates	17	$26,836	$(1,370)	$—	$—	$26,836	$(1,370)
Mortgage & asset-backed	23	74,911	(2,846)	3,658	(11)	78,569	(2,857)

Total fixed maturities	40	101,747	(4,216)	3,658	(11)	105,405	(4,227)
Equities	9	19,721	(1,662)	—	—	19,721	(1,662)

Total	49	$121,468	$(5,878)	$3,658	$(11)	$125,126	$(5,889)

As of September 30, 2008, the Company had 208 securities in a gross unrealized loss position amounting to $44.4 million, of which $32.0 million (181 securities) was attributable to fixed maturities and $12.3 million (27 securities) was attributable to equity securities. Of the $32.0 million attributable to fixed maturities, $27.3 million was rated investment grade. The remaining $4.7 million unrealized loss was attributed to four securities rated BB. These are commercial mortgage-backed securities (“CMBS”). These securities, which are discussed below in the Mortgage and Asset-Backed Securities section, have been in an unrealized loss position for more than 12 months. The fair value at September 30, 2008 of these securities was 27% of amortized cost.
Corporate Fixed Maturities — The unrealized loss position of $11.6 million as of September 30, 2008 in corporate fixed maturities relates to 70 securities all rated BBB or above; 8 securities having a fair value of $2.1 million had been in an unrealized loss position for more than 12 months, the remaining 62 securities had a loss position totaling $9.5 million as of September 30, 2008. The security with the largest unrealized loss ($1.8 million) in this group is Morgan Stanley, with a coupon of 6.63%, a book yield of 6.625%, and is rated A+. The remaining corporate securities are distributed over the following industries—banks, brokerage, insurance, other finance, media, pipelines and utilities. The impairment on all fixed corporate maturities was considered temporary at September 30, 2008 and is generally the result of continued widening of spreads during the third quarter of 2008. The Company has both the ability and intent to hold these securities until there is a full recovery of fair value to the Company's cost basis, which may be maturity.
Mortgage and Asset-Backed Securities — The unrealized loss in mortgage and asset-backed securities of $20.4 million as of September 30, 2008 relates to 111 issues, with 106 issues rated AAA (fair value of $14.3 million), 1 issue rated BBB- (fair value of $1.3 million) and four issues rated BB (fair value of $4.7 million). All of these securities, except for certain positions with unrealized losses amounting to $6.6 million, had been in an unrealized loss position for less than 12 months as of September 30, 2008. The five securities rated BBB and BB are CMBS. Since all five securities are rated less than AA, a cash flow analysis was performed pursuant to Emerging Issues Task Force Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). None of these securities indicated a reduction in the cash flow on a present value basis from what was originally expected at the date of the purchase. The impairment on all mortgage and asset-backed securities was considered temporary at September 30, 2008 and is due to the market disruptions caused by the significant decline in market liquidity affecting this sector. The Company has both the ability and intent to hold these securities until there is a full recovery of fair value to the Company's cost basis, which may be maturity.
Equity Securities — The unrealized loss in equity securities of $12.3 million as of September 30, 2008 relates to 27 issues. $9.5 million of these securities had been in an unrealized loss position for less than 12 months as of September 30, 2008. The largest single equity security in an unrealized loss position at September 30, 2008 was an investment in a fund comprised primarily of collateralized bank loans with an unrealized loss of $1.8 million. The loans have floating rates. The collateralization makes the loans structurally senior in priority to corporate bonds from the same issuers, providing additional credit protection. This security had been in an unrealized loss position for more than twelve months as of September 30, 2008. The unrealized loss is due to market disruptions caused by the significant decline in market liquidity and the continued spread widening during the third quarter of 2008. The remaining unrealized loss of $1.0 million for more than 12 months is comprised of 6 preferred stock issues. Other than the securities discussed below, after considering the current market dislocations and the magnitude and duration of the current impairment, the Company considered the impairment to be temporary at September 30, 2008.
For the three and nine months ended September 30, 2008, the Company recorded charges for other-than-temporary impairments of $8.0 million and $11.5 million, respectively, relating to investments as follows:
•	The Company recorded an impairment charge of $6.2 million on Lehman preferred stock holdings and Lehman corporate debt in the third quarter of 2008. The current fair value of Lehman corporate debt on the Company’s books at September 30, 2008 is $131,000.

•	A fund investment with an initial cost basis of $10.0 million was put into run-off by the fund manager during the second quarter of 2008 based on deteriorating conditions in the financial sector. The fund is comprised of primarily investment grade securities with a focus on the financial institutions segment of the credit markets (i.e., primarily trust preferred, subordinated debt and preferred securities). In June 2008, the fund returned $4.9 million leaving a remaining balance of $5.2 million. The Company recorded an other-than-temporary impairment charge of $2.0 million in June 2008, based on the belief that the fund would be liquidated by year end 2008 prior to a full recovery. During the third quarter of 2008, the company reflected an additional impairment charge of $1.5 million based on the fair value at September 30, 2008 of $1.6 million.

•	The Company recorded impairment charges of $0.7 million in the first and second quarters of 2008. In September 2008, the company recorded additional charges in the amount of $0.3 million relating to three publicly traded mortgage REITs, whose purpose is to own various mortgage-backed securities, including CMBS and agency and non-agency residential mortgage-backed securities (“MBS”). These investments were negatively impacted by the current real estate crisis and all three have reduced their dividends. The aggregate fair value of these securities at September 30, 2008 was $0.9 million.

•	The Company recorded impairment charges of $0.8 million relating to Fannie Mae and Freddie Mac preferred stock in June of 2008. These securities were subsequently sold in July of 2008.
Management believes the securities that were other-than-temporarily impaired at September 30, 2008 have been identified and are properly reflected in the financial statements.
The following table shows the ratings distribution of our fixed income portfolio as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
		Percentage of		Percentage of
($ in thousands)	Fair Value	Fair Value	Fair Value	Fair Value

Rating
U.S. Treasury securities	$6,227	1.2%	$3,218	0.7%
AAA	381,594	73.7%	352,079	72.6%
AA	38,491	7.5%	46,920	9.6%
A	47,206	9.1%	50,312	10.4%
BBB	42,081	8.1%	30,660	6.3%
BB	1,958	0.4%	1,783	0.4%

Total	$517,557	100.0%	$484,972	100.0%

Note 5 – Dividends Declared
Dividends declared and paid by the Company on its common shares for the three and nine months ended September 30, 2008 were $1.9 million and $4.8 million, or $0.05 and $0.125 per share, respectively. Dividends declared and paid by the Company on its common shares for the three and nine months ended September 30, 2007 were $1.0 million and $2.7 million, or $0.025 and $0.075 per share, respectively.
On October 30, 2008, the Board of Directors of CastlePoint Holdings approved a quarterly dividend of $0.05 per share payable December 31, 2008 to the Company’s shareholders of record as of December 15, 2008.

Note 6 – Earnings per Share
The following table shows the computation of the Company’s earnings per share:

	Income	Shares	Per Share
($ in thousands, except share and per share amounts)	(Numerator)	(Denominator)	Amount

Three months ended September 30, 2008
Net Loss	$(13,152)

Basic earnings per share	$(13,152)	38,282,320	$(0.34)

Effect of dilutive securities:
Stock options		—
Unvested restricted stock		—
Warrants		—

Diluted earnings per share	$(13,152)	38,282,320	$(0.34)

Three months ended September 30, 2007
Net Income	$10,541

Basic earnings per share	$10,541	38,277,148	$0.28

Effect of dilutive securities:
Stock options		51,106
Unvested restricted stock		—
Warrants		221,051

Diluted earnings per share	$10,541	38,549,305	$0.27

Nine months ended September 30, 2008
Net Income	$6,727

Basic earnings per share	$6,727	38,280,781	$0.18

Effect of dilutive securities:
Stock options		32,997
Unvested restricted stock		13,977
Warrants		75,694

Diluted earnings per share	$6,727	38,403,449	$0.18

Nine months ended September 30, 2007
Net Income	$28,130

Basic earnings per share	$28,130	35,658,652	$0.79

Effect of dilutive securities:
Stock options		76,960
Unvested restricted stock		—
Warrants		273,212

Diluted earnings per share	$28,130	36,008,824	$0.78

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under agreements relating to grants or issuances thereof. Due to the net loss incurred in the three months ended September 30, 2008, SFAS 128 required the Company to use basic weighted average common shares outstanding in the calculation of diluted earnings (loss) per share, since the inclusion of shares for share based compensation plans would have been antidilutive to the earnings per share calculation. For the three months ended September 30, 2007, weighted outstanding stock options of 542,829 and weighted restricted stock of 9,988 were not considered in computing diluted earnings per share because they were antidilutive. For the nine months ended September 30, 2008 and September 30, 2007, weighted outstanding stock options of 908,518 and 381,957 and weighted restricted stock of zero and 5,220, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

Note 7 – Employee Compensation Plans
Long-Term Equity Compensation Plan
The following table provides an analysis of the stock option activity for the periods set forth below:

	Nine Months Ended September 30,
	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at December 31, 2007	1,618,783	$11.50	1,082,666	$10.00
Granted at market value	499,518	10.12	556,254	14.52
Forfeitures and expirations	—	—	(20,137)	14.50
Exercised	—	—	—	—

Outstanding at September 30, 2008	2,118,301	11.18	1,618,783	11.50

Exercisable, end of period	908,105	10.89	376,133	10.00

Weighted average fair value per share of options granted		4.11		4.28
Options outstanding as of the dates set forth below are shown on the following schedule:

	Options Outstanding			Options Exercisable
		Average
		Remaining
	Number of	Contractual	Average	Number of	Average
Range of Exercise Prices	Shares	Life	Exercise Price	Shares	Exercise Price

September 30, 2008
$10.00 - 2006	1,082,666	7.50 years	$10.00	729,399	$10.00
$14.50 - 03/22/07	519,310	8.50 years	14.50	173,104	14.50
$15.25 - 04/30/07	16,807	8.58 years	15.25	5,602	15.25
$10.12 - 03/10/08	499,518	9.44 years	10.12	—	10.12

Total options	2,118,301	8.21 years	$11.18	908,105	$10.89

December 31, 2007
$10.00 - 2006	1,082,666	8.25 years	$10.00	376,133	$10.00
$14.50 - 03/22/07	519,310	9.25 years	14.50	—	—
$15.25 - 04/30/07	16,807	9.33 years	15.25	—	—

Total options	1,618,783	8.58 years	$11.50	376,133	$10.00

The Company uses the simplified method outlined in the SEC Staff Accounting Bulletin 110 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirement set out in the Bulletin.
As of September 30, 2008 and December 31, 2007, there was $4.1 million and $4.0 million of unrecognized compensation costs related to 1,210,196 and 1,242,650 non-vested stock options, respectively. For employees, the cost is expected to be recognized over the vesting periods of the individual options, which extend up to 42 months. For non-employee directors, the cost for grants dated April 4, 2006 was recognized over the vesting period of 12 months following grant, and for grants dated March 22, 2007 the cost is expected to be recognized over the vesting period of 36 months following grant.. For the three months ended September 30, 2008 and the three months ended September 30, 2007, the Company recognized $0.7 million and $0.5 million of compensation expense related to share-based compensation, respectively. For the nine months ended September 30, 2008 and the nine months ended September 30, 2007, the Company recognized $1.8 million and $1.4 million of compensation expense related to share-based compensation, respectively.
During the three months ended September 30, 2008, there were no restricted stock shares granted. During the nine months ended September 30, 2008, 16,305 restricted stock shares were granted to non-employee directors. As of September 30, 2008, there were $0.1 million of unrecognized compensation costs related to 16,305 non-vested restricted stock grants for non-employee directors. Restricted stock shares granted to non-employee directors vest 12 months after the grant date.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Insurance Segment
Revenues:
Net premiums earned	$35,794	$4,644	$88,763	$5,975

Total revenues	35,794	4,644	88,763	5,975

Expenses:
Net loss and loss adjustment expenses	19,175	2,997	47,682	3,715
Commission expenses	12,129	1,997	31,614	2,546
Other underwriting expenses	1,705	130	3,637	151

Total expenses	33,009	5,124	82,933	6,412

Segment profit (loss)	$2,785	$(480)	$5,830	$(437)

Reinsurance Segment
Revenues:
Net premiums earned	$77,482	$60,965	$235,731	$161,171

Total revenues	77,482	60,965	235,731	161,171

Expenses:
Net loss and loss adjustment expenses	46,535	31,485	133,224	84,075
Net Commission expenses	25,524	20,929	78,989	54,634
Other underwriting expenses	1,412	1,125	3,537	2,614

Total expenses	73,471	53,539	215,750	141,323

Segment profit	$4,011	$7,426	$19,981	$19,848

Insurance Services Segment
Revenues:
Direct commission revenue from program business	$11,217	$1,667	$29,212	$3,902

Total revenues	11,217	1,667	29,212	3,902

Expenses:
Direct commission expense from program business	9,653	1,222	25,358	2,930
Other insurance services expenses	2,231	1,435	6,234	4,566

Total expenses	11,884	2,657	31,592	7,496

Segment loss	$(667)	$(990)	$(2,380)	$(3,594)

The following table reconciles revenues by segment to consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Insurance segment	$35,794	$4,644	$88,763	$5,975
Reinsurance segment	77,482	60,965	235,731	161,171
Insurance services segment	11,217	1,667	29,212	3,902

Total segment revenues	124,493	67,277	353,706	171,048
Segment revenue elimination	(447)	—	(2,091)	—
Net investment income	9,206	7,538	22,590	21,417
Net realized investment gains (losses)	(10,470)	(79)	(11,906)	(98)

Consolidated revenues	$122,783	$74,736	$362,299	$192,367

The following table reconciles the results of the Company’s individual segments to consolidated income before taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Insurance segment profit (loss)	$2,785	$(480)	$5,830	$(437)
Reinsurance segment profit (loss)	4,011	7,426	19,981	19,848
Insurance services segment (loss)	(667)	(990)	(2,380)	(3,594)

Segment profit	6,129	5,956	23,431	15,817
Net investment income	9,206	7,538	22,590	21,417
Net realized investment gains (losses)	(10,470)	(79)	(11,906)	(98)
Corporate expenses	(10,811)	(1,576)	(15,382)	(4,652)
Interest expense	(2,875)	(2,254)	(8,543)	(6,608)

Income (loss) before taxes	$(8,820)	$9,585	$10,190	$25,876

Note 9 – Security Requirements
As required by the Company’s reinsurance agreements with its cedents, CastlePoint Re is required to collateralize amounts through a letter of credit, cash advance, funds held or investments in a trust account. The amount of the letter of credit or trust is generally adjusted each calendar quarter, with the required amount at least equal to the sum of the following contract amounts: (i) unearned premium reserve, (ii) paid loss and loss adjustment expense payable, (iii) loss and loss adjustment expenses reserves, (iv) loss incurred but not reported, (v) return and refund premiums, and (vi) less premium receivable. As of September 30, 2008 and December 31, 2007, CastlePoint Re maintained trusts and a letter of credit in the aggregate amount of $312.9 million and $218.1 million, respectively, at a Massachusetts trust company. As of September 30, 2008 and December 31, 2007, CastlePoint Insurance maintained a trust at the same trust company in the amount of $13.4 million and $8.0 million, respectively. Both CastlePoint Re and CastlePoint Insurance earn and collect the interest on the trust funds.
Note 10 – Proposed Merger with Tower and Agreement to Acquire HIG, Inc.
On August 5, 2008, the Company and Tower announced that they have entered into a definitive agreement for the acquisition of the Company by Tower in a transaction valued at approximately $490 million.
Under the terms of that agreement, based on the closing stock price for Tower on August 5, 2008 of $23.09, CastlePoint Holdings shareholders would receive a combination of Tower common stock and cash equal to $12.68 per CastlePoint share. Following the acquisition, Tower will continue to trade on NASDAQ under Tower’s existing ticker symbol, TWGP, and CastlePoint Holdings will be delisted.
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
No external financing for the proposed merger with Tower is required.
The terms of the agreement were negotiated and unanimously approved by the special committees of the boards of Tower and CastlePoint Holdings after considering the analysis and advice of their respective independent advisors. Each special committee consists solely of independent directors. The boards of directors of Tower and CastlePoint Holdings have also approved the agreement and transaction and recommended the agreement and transaction to their respective shareholders.
In connection with the proposed merger, the Company and Tower filed a preliminary registration statement/joint proxy statement with the Securities and Exchange Commission (“S.E.C.”) on September 30, 2008 as well as various forms with federal anti-trust regulators and state insurance regulatory authorities. The Company and Tower received comments from the S.E.C. on October 29, 2008, and responses to these comments and an amended preliminary registration statement/joint proxy statement was filed with the S.E.C. on November 10, 2008. The federal anti-trust regulators have terminated the waiting period under Hart-Scott-Rodino Antitrust Improvements Act. The New York Insurance Department (NYID) has decided that the merger agreement does not require their approval since the Company and Tower had been considered to be affiliates by the NYID. The Company expects to receive approvals from other state insurance authorities and intends to provide a final proxy statement for shareholders to vote in time to close the CastlePoint acquisition in late December 2008, assuming shareholder approval. However, the Company cannot guarantee that insurance regulatory approvals will be received or that the registration statement/joint proxy statement will be approved by the S.E.C. at the expected times, and consequently the closing of the proposed merger with Tower may not occur until early 2009, again assuming shareholder approval.
On August 27, 2008, the Company announced that CastlePoint Re entered into a definitive agreement for the acquisition of HIG, Inc. (“Hermitage”). CastlePoint Re will pay the seller $27 million in cash plus the adjusted closing book value of Hermitage, which includes two operating insurance companies, Hermitage Insurance Company and Kodiak Insurance Company. The transaction is subject to regulatory approvals and other customary closing conditions. The total cash consideration is expected to be approximately $135 million with no external financing required.
If the merger with Tower is not consummated or is delayed until after the acquisition of Hermitage, then CastlePoint Re has agreed to sell the renewal rights for the Hermitage business to Tower for $16 million. Under the renewal rights agreement, CastlePoint Re will retain the surplus, unearned premiums and loss reserves of Hermitage and the master agreement with Tower will be extended for an additional year, subject to certain adjustments, and Tower will acquire the operating assets of Hermitage, including rights to existing insurance policy renewals and producer appointments.
Note 11 – Subsequent Events
Dividends
On October 30, 2008, the Board of Directors of CastlePoint Holdings approved a quarterly dividend of $0.05 per share payable December 31, 2008 to the Company’s shareholders of record as of December 15, 2008.

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
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risk factors identified in “Item 1A: Risk Factors” of our 2007 Annual Report on Form 10-K and in Part II, Item 1A of this report, and include the following:
•	our lack of extensive operating history;
•	our significant dependence on Tower for revenue, which is subject to change as a result of changes in Tower’s core business growth and ability to raise capital or Tower’s choice to reinsure its business with us at the same volume levels;
•	the possibility that the acquisition of the Company by Tower will not be approved by Tower or CastlePoint Holdings Shareholders or certain regulatory authorities, or will otherwise fail to be consummated;
•	the possibility that the acquisition of the HIG, Inc. (Hermitage) will not receive regulatory approval or otherwise fail to be consummated;
•	if the acquisition of the Company by Tower is consummated, the transaction will result in the Company being a controlled foreign corporation (“CFC”) subject to U.S. tax;
•	in the event the acquisition of the Company by Tower is not consummated, there is the risk that CastlePoint Bermuda Holdings or CastlePoint Holdings may be deemed to be engaged in a U.S. trade or business, or that CastlePoint Re may be considered to be doing business through a permanent establishment in the United States, either of which would subject these companies to U.S. taxation;
•	changes in regulation or tax laws applicable to us, our brokers or our customers;
•	the terms of our arrangements with Tower may change as a result of the regulatory review and approval process;
•	we may be unable to write premiums with clients other than Tower at favorable terms and conditions in view of the competition in the reinsurance market;
•	we may need additional capital for our reinsurance and insurance businesses, as well as to acquire at least one additional broadly-licensed U.S. insurance company for our insurance business, and to make strategic investments in some of our clients, and, that we may not be able to obtain such capital on favorable terms or at all in light of the market price of our stock in relation to book value, as well as the current state of the capital markets and the insurance industry;
•	the ineffectiveness or obsolescence of our planned business strategy due to changes in current or future market conditions; for example, due to the current competitive reinsurance market conditions, it may be appropriate to shift more of our capital from our reinsurance operations in Bermuda to write insurance business in the U.S., which may require us to seek acquisitions of distribution sources as well as depend more on Tower to provide us with business. Such a change in business strategy would increase our tax liability by generating more business in the U.S.;
•	changes in the availability, cost or quality of insurance business that meets our reinsurance underwriting standards;
•	actual results, changes in market conditions, the occurrence of catastrophic losses and other factors outside our control that may require us to alter our anticipated methods of conducting our business, such as the nature, amount and types of risk we assume and the terms, limits or other characteristics of the products we write or intend to write;
•	possible future downgrade in the A.M. Best rating of some or all of our insurance or reinsurance subsidiaries, or any that we may acquire. A.M Best recently placed Tower and CastlePoint’s rating “under review with negative implications” in response to our announcement regarding Tower’s acquisition of CastlePoint. Please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Ratings” for additional information.
•	changes in rating agency policies or practices; and

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates, valuation of investments, and other factors, such as political conditions affecting the financial environment, extended national or regional recessions, changes in liquidity in the capital markets, further contraction of credit markets, or changes in volatility in interest rates or consumer confidence.
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
On August 5, 2008, we and Tower announced that we have entered into a definitive agreement for our acquisition by Tower in a transaction valued at approximately $490 million.
Under the terms of that agreement, based on the closing stock price for Tower on August 5, 2008 of $23.09, our shareholders would receive a combination of Tower common stock and cash equal to $12.68 per CastlePoint share. Following the acquisition, Tower will continue to trade on NASDAQ under Tower’s existing ticker symbol, TWGP, and CastlePoint Holdings will be delisted.

Under the terms of the agreement, our shareholders (other than Tower) will receive 0.47 shares of Tower common stock and cash consideration of $1.83 for each share of our common stock. The exchange ratio is subject to adjustment based on Tower’s volume weighted average price per share during a 15 day trading window prior to closing, and will be fixed at 0.47 if the average price of Tower stock during such period is equal to or greater than $20.00 and equal to or less than $26.00. If the average stock price during such period is greater than $26.00, the exchange ratio will be adjusted downward to provide our shareholders with a fixed value per share of $14.05 (including $1.83 of cash per share). If the average stock price during such period is less than $20.00 but equal to or more than $17.50, the exchange ratio will be adjusted upward to provide our shareholders with a fixed value per share of $11.23 (including $1.83 of cash per share). However, if Tower’s average stock price during such period falls below $17.50, the exchange ratio will be fixed at 0.5371, and we will have the right, for a limited period, to terminate the agreement, unless Tower elects to add Tower shares or cash to provide our shareholders with a value per share of $11.23 (including the amount in cash per share).
No external financing for the proposed merger with Tower is required.
The terms of the agreement were negotiated and unanimously approved by the special committees of the boards of Tower and CastlePoint Holdings after considering the analysis and advice of their respective independent advisors. Each special committee consists solely of independent directors. The boards of directors of Tower and CastlePoint Holdings have also approved the agreement and transaction and recommended the agreement and transaction to their respective shareholders.
In connection with the proposed merger, we and Tower filed a preliminary registration statement/joint proxy statement with the Securities and Exchange Commission (“S.E.C.”) on September 30, 2008 as well as various forms with federal anti-trust regulators and state insurance regulatory authorities. We and Tower received comments from the S.E.C. on October 29, 2008, and responses to these comments and an amended preliminary registration statement/joint proxy statement was filed with the S.E.C. on November 10, 2008. The federal anti-trust regulators have terminated the waiting period under Hart-Scott-Rodino Antitrust Improvements Act. The New York Insurance Department (NYID) has decided that the merger agreement does not require their approval since we and Tower had been considered to be affiliates by the NYID. We expect to receive approvals from other state insurance authorities and intend to provide a final proxy statement for shareholders to vote in time to close the CastlePoint acquisition in late December 2008, assuming shareholder approval. However, we cannot guarantee that insurance regulatory approvals will be received or that the registration statement/joint proxy statement will be approved by the S.E.C. at the expected times, and consequently the closing of the proposed merger with Tower may not occur until early 2009, again assuming shareholder approval.
On August 27, 2008, we announced that CastlePoint Re entered into a definitive agreement for the acquisition of HIG, Inc. (“Hermitage”). CastlePoint Re will pay the seller $27 million in cash plus the adjusted closing book value of Hermitage, which includes two operating insurance companies, Hermitage Insurance Company and Kodiak Insurance Company. The transaction is subject to regulatory approvals and other customary closing conditions. The total cash consideration is expected to be approximately $135 million with no external financing required.
If the merger with Tower is not consummated or is delayed until after the acquisition of Hermitage, then CastlePoint Re has agreed to sell the renewal rights for the Hermitage business to Tower for $16 million. Under the renewal rights agreement, CastlePoint Re will retain the surplus, unearned premiums and loss reserves of Hermitage and the master agreement with Tower will be extended for an additional year, subject to certain adjustments, and Tower will acquire the operating assets of Hermitage, including rights to existing insurance policy renewals and producer appointments unless we and Tower agree not to close the registration rights agreement in light of Tower’s acquisition of us.
Critical Accounting Estimates
The Company’s consolidated financial statements and the related disclosures included in this quarterly report have been prepared in accordance with U.S. GAAP, except to the extent certain footnote disclosures and other information are not required pursuant to the Securities and Exchange Act of 1934 and the rules and Regulations promulgated there under. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported and disclosed amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the following accounting policies are critical to our operations, as their application requires management to make the most significant judgments. We believe the items that require the most subjective and complex estimates are:
•	premiums;

•	losses and loss adjustment expense reserves;
•	deferred acquisition costs;
•	investments including other-than-temporary impairments;
•	reinsurance accounting;
•	deferred taxes; and
•	U.S. taxation.
Of the items mentioned above, management believes that a discussion of premiums, losses and loss adjustment expense reserves, deferred tax and U.S. taxation is appropriate in this quarterly report due to the developments that occurred during the first nine months of 2008. More information regarding our other critical accounting estimates is included in the section entitled “Critical Accounting Estimates” in “Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report on Form 10-K filed with the SEC.
Regarding premium estimates, while we attempt to obtain current assumed premiums written statements from ceding companies, it is common that the most recent month statements are not received from the ceding company until after the period closes and, in some cases, the most recent quarter. Therefore, assumed premiums written from these ceding companies are estimated for the most recent month or, in some cases, for several months. With respect to CastlePoint Re’s quota share reinsurance agreements with Tower’s insurance companies and with respect to CastlePoint Insurance business from Tower, we obtain current monthly statements and premiums written and earned from Tower on an actual, rather than estimated, basis. For ceding companies from which we have not received current monthly statements and therefore must estimate the most recent period’s assumed premiums written, the difference between the estimated assumed premiums written and actual assumed premiums written is reflected in the subsequent accounting period or as soon as the actual assumed premiums written are obtained. For our most recent three months ended September 30, 2008, approximately 13% of the assumed written premiums and approximately 1% of the corresponding assumed earned premiums are based upon premium estimates. After provision for applicable loss and loss adjustment expenses and commission and other acquisition expenses, the impact of these estimates would not have a material effect on the Company’s consolidated financial position or results of operations.
Regarding loss and loss adjustment expense estimates, changes in loss reserves estimates may result from (1) variability in the estimation process itself, and (2) the fact that external factors may cause changes in the future that are not reflected in historical patterns. With respect to the former source of variability, i.e. estimation process variation, we believe that a reasonably likely range for the loss reserves can be represented by a standard utilized by professional, independent actuaries as part of their certification of an insurer’s reserves. That standard contemplates that the Company’s loss reserves must be in a range from minus 5% to plus 10% of the independent actuary’s best estimate. Utilizing this standard as a guide, we believe that most professional actuaries, assuming they are presented with the same information, would determine that the loss reserves can be certified if they fall within a range of minus 5% to plus 10%. Therefore, it is reasonably likely that these professional actuaries, assuming they are presented with the same information relating to our Company, would determine a best estimate of our net loss reserves to be between $206.0 million and $238.5 million as of September 30, 2008, as compared to our own best estimate of the net loss reserves, which is $216.8 million as of that date. No assurance can be given that outcomes outside of the above range will not occur, as outcomes outside of such range are possible. In addition, the above range assumes that future patterns are similar to historical patterns, as to which there can be no assurance. With regard to the potential variability in loss reserves estimates due to the fact that future patterns may differ from historical patterns, we believe there is additional potential variability that cannot be estimated.
The deferred tax asset at September 30, 2008 was $4.9 million, net of a valuation allowance of $7.4 million. The valuation allowance was comprised of 1) CastlePoint Insurance’s realized capital losses of $9.2 million (predominantly resulting from losses recorded on the sale of Fannie Mae and Freddie Mac preferred stock in July 2008 and losses recorded on the liquidation of its investment in a private equity fund investing primarily in municipal bonds), 2) other-than-temporary impairment charges of $4.5 million, 3) unrealized losses on equities at September 30, 2008 of $5.8 million and 4) CastlePoint Management’s New York State taxes on its loss before income taxes of $8.9 million for the nine months ended September 30, 2008. The net asset was comprised of the tax effects for cost of stock options, unrealized losses on fixed maturities, the combined loss of CastlePoint Insurance and CastlePoint Management for Federal income tax purposes and CastlePoint Management’s operating loss for New York State income tax purposes prior to January 1, 2008. In assessing the valuation of deferred tax assets, we consider whether it is more likely than not that some portion or all the deferred tax will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income to offset previous operating losses and the generation of future capital gains to offset previous capital losses, other-than-temporary impairment charges and unrealized losses on fixed maturities. Our management currently believes that it is more likely than not that we will recover all of the net assets based primarily upon future profitability of our U.S. operations.

Regarding U.S. taxation, if either CastlePoint Bermuda Holdings or CastlePoint Holdings are deemed by the U.S. Internal Revenue Service to be engaged in a U.S. trade or business, or if CastlePoint Re is considered to be doing business through a permanent establishment in the U.S., then these entities would be subject to U.S. taxation. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement for uncertain tax positions taken or expected to be taken in income tax returns. The Company is required to determine whether it is “more likely than not” (i.e., greater than 50% certain) that our position would be sustained upon examination by tax authorities. Tax positions that meet the “more likely than not” threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon ultimate settlement. The adoption of FIN 48 has not had a material impact on the Company’s consolidated financial position or the results of operations. If the acquisition of the Company by Tower is consummated, the transaction will result in the Company being a controlled foreign corporation (“CFC”) subject to U.S. taxation.
Non-GAAP Measures
We use the following non-GAAP financial measures to evaluate our profitability.
Consolidated combined ratio. One of our key measures of profitability is what we refer to as our consolidated combined ratio, which is calculated by dividing (i) the total expenses (excluding interest expenses) minus commission income by (ii) net premiums earned.
Operating net income and operating return on average equity. Each of these terms exclude realized gains (losses) and unrealized gains (losses) included in net investment income, and if subject to U.S. taxation, tax at a rate of 35%. Operating income, operating earnings per share and operating return on average equity are common performance measurements for property and casualty insurance companies and are key internal management performance measures. We believe this presentation enhances the understanding of our results of operations by highlighting the underlying profitability of our insurance business. Additionally, operating income excluding expenses relating to the merger with Tower is shown, since these expenses are non-recurring after the merger is consummated..
The following table provides a reconciliation of operating net income to net income on a GAAP basis. The operating net income is used to calculate the operating return on average equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Operating net income, net of tax, excluding expenses relating to the merger with Tower	$10,345	$11,528	$34,954	$29,136
Reconciliation to net income:
Expenses related to the merger with Tower	(9,049)	—	(9,382)	—
Realized and unrealized gains (losses) on investment in Partnership (1)	(54)	(908)	(3,584)	(908)
Net realized gains (losses) on investments	(10,470)	(79)	(11,906)	(98)
Tax effect on realized and unrealized gains (losses) (2)	(3,924)	—	(3,355)	—

Net income (loss)	$(13,152)	$10,541	$6,727	$28,130

(1)	Realized and unrealized gains and losses from our investment in a limited partnership were recorded as a component of net investment income.

(2)	Difference between tax benefit on a pro forma basis for operating income and actual tax expense recorded.

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Revenues
Net premiums earned	$113,275	$65,610	$324,494	$167,146
Commission income	10,772	1,667	27,121	3,902
Net investment income	9,206	7,538	22,590	21,417
Net realized investment gains (losses)	(10,470)	(79)	(11,906)	(98)

Total revenues	122,783	74,736	362,299	192,367

Expenses
Net loss and loss adjustment expenses	65,711	34,482	180,906	87,790
Commission and other acquisition expenses	46,861	24,147	133,870	60,110
Other operating expenses	16,157	4,268	28,790	11,983
Interest Expense	2,874	2,254	8,543	6,608

Total expenses	131,603	65,151	352,109	166,491

Income (loss) before taxes	(8,820)	9,585	10,190	25,876
Income tax benefit (expense)	(4,332)	956	(3,463)	2,254

Net income (loss)	$(13,152)	$10,541	$6,727	$28,130

Key Measures:
Return on equity	(13.0%)	10.3%	2.2%	10.7%
Consolidated combined ratio	104.1%	93.3%	97.5%	93.3%
We calculate our loss and expense ratios by segment. See “—Insurance Segment Results of Operations,” “—Reinsurance Segment Results of Operations” and “—Insurance Services Segment Results of Operations” below.
Consolidated Results of Operations for the Three Months Ended September 30, 2008 and 2007
Summary. Our business approach focuses on accumulating profitable, established, low hazard books of business. The Company continued to increase production during the three months ended September 30, 2008 from Tower and other existing clients, especially since most of these clients, other than Tower, began transferring their business to us last year, and so over the course of 2008 we expect to record a full year of their business, contributing to our growth for the year. However, during the course of 2008 and especially in the nine months ended September 30, 2008 we have seen fewer new client opportunities that meet our underwriting requirements as a result of softening market conditions, particularly for reinsurance.
During the three months ended September 30, 2008 the Company announced the proposed merger with Tower. Related to this proposed merger, the Company had other operating expenses in the quarter of $9.0 million. Also, in accordance with the merger agreement with Tower which requires that CastlePoint Holdings has $80.0 million in cash at the time of closing of this transaction, the Company began to accumulate cash and cash equivalents in the investment portfolio, which reduced net investment income as compared to a fully invested portfolio.
During the three months ended September 30, 2008 the Company also announced an agreement to acquire HIG, Inc. (“Hermitage”), subject to regulatory approval. In anticipation of the closing of the Hermitage acquisition the Company reduced its premium writings to conserve capacity for the Hermitage business expected in 2009. In anticipation of this acquisition, CastlePoint Re allocated approximately $135 million of its assets to purchase Hermitage, which is in accordance with strategic decisions made by the Company to effectively increase the amount of capital allocated to underwrite primary business and reduce the amount of capital allocated to underwrite reinsurance business. As part of the implementation of this decision, CastlePoint Re’s participation in quota share reinsurance of Tower was reduced as of July 1, 2008 from 35% to 25% on a new, renewal, and in force basis.
During the three months ended September 30, 2008 there also were unprecedented changes in market values as compared to recent history, and net realized investment losses were $10.5 million. Realized investment losses included the sale of Fannie Mae and Freddie Mac preferred stock at a loss of $2.5 million and other-than-temporary impairments of $8.0 million, relating mostly to hybrid securities and bonds of Lehman Brothers Holdings, Inc. Since the Company had realized capital losses it also became necessary to establish valuation allowances against our deferred tax assets which resulted in a charge to income of $4.7 million and a further charge to equity of approximately $2.0 million.
The net loss for the three months ended September 30, 2008 was $13.2 million, due in large part to the charges mentioned above. In our reinsurance segment, net earned premiums increased by 27.1% to $77.5 million from $61.0 million for the same period last year, and the net combined ratio was 94.9%. In our insurance segment, net earned premiums increased by 670.8% to $35.8 million from $4.6 million for the same period last year, and the net combined ratio was 92.2%.
Total revenues and premiums earned. Total revenues increased by 64.3% to $122.8 million for the three months ended September 30, 2008, compared to $74.7 million for the same period in 2007. The increase is primarily due to the increase in net premiums earned by Castle Point Re and CastlePoint Insurance and to commission received by CastlePoint Management, which was offset in part by net realized losses on investments. Net premiums earned increased by 72.6% to $113.3 million for the three months ended September 30, 2008 compared to $65.6 million for the same period in 2007.
Commission income. Commission income increased to $10.8 million for the three months ended September 30, 2008 compared to $1.7 million for the three months ended September 30, 2007. We received this commission income as a result of CastlePoint Management’s management of the specialty and traditional programs, and the increase resulted from growth in these underlying programs. During the quarter there was one new program that incepted, but that program has not yet produced a significant amount of premiums and related commissions.
Net investment income and net realized investment losses. Net investment income increased by 22.1% to $9.2 million for the three months ended September 30, 2008 compared to $7.5 million for the three months ended September 30, 2007. The increase in net investment income is primarily the result of an increase in cash and invested assets. Cash and invested assets increased to $783.2 million as of September 30, 2008 compared to $653.7 million as of September 30, 2007. The increase in invested assets primarily resulted from our cash flow from operations, principally from growth in premiums written. The portfolio book yield at September 30, 2008 was 4.8% compared with 5.6% at September 30, 2007. The decrease in book yield is primarily the result of the larger cash and cash equivalent component of the portfolio at September 30, 2008 compared with September 30, 2007 coupled with lower cash yields. Booked yields on cash and cash equivalents at September 30, 2008 compared with September 30, 2007 were 1.8% and 5.5%, respectively. Additionally, cash and cash equivalents comprised 27.8% of the investment portfolio at September 30, 2008 as compared with 19.5% at September 30, 2007. The book yield at September 30, 2008 on long-term assets (primarily fixed maturities and preferred securities) was 5.7% as compared with 5.7% at September 30, 2007.
Net realized investment losses increased to $10.5 million for the three months ended September 30, 2008 compared to insignificant net losses for the three months ended September 30, 2007. The losses in the third quarter of 2008 were primarily the result of recording losses on the sale of Fannie Mae and Freddie Mac preferred securities in the amount of $2.5 million and other-than-temporary impairment charges of $8.0 million. See Note 4 “Investments” to the unaudited consolidated financial statements included elsewhere in this report for a description of the impairment charges.
Loss and loss adjustment expenses. Loss and loss adjustment expenses increased 90.6% to $65.7 million, which produced a 58.0% loss ratio for the three months ended September 30, 2008 compared to $34.5 million which produced a 52.6% loss ratio for the same period in 2007. The increase in loss ratio was caused, in part, by property excess of loss claims of $2.6 million and losses from Hurricane Ike of $0.3 million experienced in our reinsurance segment.
Operating expenses. Operating expenses increased 121.8% to $63.0 million for the three months ended September 30, 2008, from $28.4 million for the same period in 2007. Operating expenses are comprised of commission expense and other operating expenses, including corporate expenses (primarily salaries, audit, legal services and insurance expenses). The increase in operating expenses of $34.6 million was comprised of an increase in commission and other acquisition expenses of $22.7 million which is mostly related to increase in earned premiums and an increase in other operating expenses of $11.9 million, which included expenses relating to the merger with Tower of $9.0 million.
Our interest expense was $2.9 million for the three months ended September 30, 2008 compared to $2.3 million for the three months ended September 30, 2007. Interest expense resulted primarily from the $100 million of subordinated debentures issued by us in December 2006 at an average fixed interest rate of 8.6%, and the $30.0 million of subordinated debentures issued by us in September 2007 at an average fixed interest rate of 8.39%.
Income tax (expense) benefit. Our income tax expense was $4.3 million for the three months ended September 30, 2008 compared to a tax benefit of $1.0 million for the three months ended September 30, 2007. The income tax expense for the three months ended September 30, 2008 was adversely affected by the recording of a deferred tax valuation allowance of $4.7 million relating to capital losses and impairment charges, since the Company does not have sufficient unrealized capital gains at September 30, 2008 to offset these losses.

Net income (loss) and return on average equity. Our net loss was $13.2 million for the three months ended September 30, 2008 compared to net income of $10.5 million for the same period in 2007. The net return on average equity was negative 13.0% for the three months ended September 30, 2008 compared 10.3% for the same period in 2007. The return on equity was calculated by dividing annualized net (loss) income by weighted average shareholders’ equity for each period. The net loss for the three months ended September 30, 2008 was significantly affected by: (1) expenses relating to the merger with Tower of $9.0 million, (2) lower net investment income due to accumulation of cash and cash equivalents as compared to a fully invested portfolio, (3) net realized investment losses of $10.5 million (which include the sale of Fannie Mae and Freddie Mac preferred stock and other-than-temporary impairment losses relating mostly to hybrid securities and bonds of Lehman Brothers Holdings, Inc.), and (4) charges to income of $4.7 million due to a valuation allowance against deferred income taxes.
Consolidated combined ratio. Our consolidated combined ratio for the three months ended September 30, 2008 was 104.1% compared to 93.3% for the same period in 2007. Excluding the expenses relating to the merger with Tower, the consolidated combined ratio was 96.2% for the three months ended September 30, 2008. Most of the remaining increase in the consolidated combined ratio was due to the large property losses and losses from Hurricane Ike described above.
Consolidated Results of Operations for the Nine months Ended September 30, 2008 and 2007
Summary. Net income was $6.7 million for the nine months ended September 30, 2008, compared to $28.1 million for the same period in 2007. Net income for the nine months ended September 30, 2008 was significantly adversely affected by the $13.2 million net loss for the nine months ended September 30, 2008 described above, which included charges to income for (1) expenses relating to the merger with Tower of $9.4 million, (2) lower net investment income due to accumulation of cash and cash equivalents as compared to a fully invested portfolio, (3) net realized investment losses of $10.5 million relating to sale of Fannie Mae and Freddie Mac preferred stock and other-than-temporary impairment losses relating mostly to hybrid securities and bonds of Lehman Brothers Holdings, Inc., and (4) charges to income of $4.7 million due to a valuation allowance against deferred income taxes.
Total revenues and premiums earned. Total revenues increased by 88.3% to $362.3 million for the nine months ended September 30, 2008, compared to $192.4 million for the same period in 2007. Total revenues were comprised of $324.5 million in net premiums earned which was 89.6% of total revenues and which represented an increase of 94.1% from $167.1 million in net premiums earned in the same period last year. Total revenues were negatively affected by $11.9 million in net realized investment losses for the nine months ended September 30, 2008.
Commission income. Commission income increased 595.1% to $27.1 million for the nine months ended September 30, 2008 compared to $3.9 million for the nine months ended September 30, 2007. We received this commission income as a result of CastlePoint Management’s management of the specialty and traditional programs, and the increase in commission income reflects underlying growth in premiums written for these programs. Most of these programs incepted in 2007 and the growth from these programs stems largely from the fact that it generally takes a year to rollover the business in these programs from the prior insurance company to our Company. Also, during the nine months ended September 30, 2008 there was additional growth from new programs incepting earlier in this year, and there was one new program that incepted in the quarter ended September 30, 2008.
Net investment income and net realized investment losses. Net investment income increased by 5.5% to $22.6 million for the nine months ended September 30, 2008 compared to $21.4 million for the nine months ended September 30, 2007. Net investment income for the first nine months of 2008 and 2007 was negatively affected by a $3.6 million loss and a $0.6 million loss, respectively, on our investment in a limited partnership comprised of primarily AAA tax free bonds. The loss was the result of illiquidity and poor performance in this sector due to a continued “flight to quality” and general market concerns regarding the overall financial health of financial guaranty insurers and their ability to pay future claims. The limited partnership completed liquidating its assets and returned capital to the partners in July 2008. The increase in net investment income, despite the partnership loss in 2008, is primarily the result of an increase in cash and invested assets. Cash and invested assets increased to $783.2 million as of September 30, 2008 compared to $653.7 million as of September 30, 2007. The increase in invested assets primarily resulted from our cash flow from operations, principally from growth in premiums written. The portfolio book yield at September 30, 2008 was 4.8% compared with 5.6% at September 30, 2007. The decrease in book yield is primarily the result of the larger cash and cash equivalent component of the portfolio at September 30, 2008 compared with September 30, 2007 coupled with lower cash yields. Booked yield on cash and cash equivalents at September 30, 2008 compared with September 30, 2007 were 1.8% and 5.5%, respectively. Additionally, the cash and cash equivalent component of the investment portfolio increased to 27.8% at September 30, 2008 compared with 19.5% at September 30, 2007. The book yield at September 30, 2008 on long-term assets (primarily fixed maturities and preferred securities) was 5.7% compared with 5.7% at September 30, 2007.
Net realized investment losses increased to $11.9 million for the nine months ended September 30, 2008 compared to insignificant net losses for the nine months ended September 30, 2007. The losses in the first nine months of 2008 were primarily the result of recording $11.5 million in other-than-temporary impairment charges and recording losses on the sale of

Fannie Mae and Freddie Mac preferred securities in the amount of $2.5 million partially offset by realizing net gains of $2.1 million. The gains, primarily taken in the first quarter of 2008, were, in part, the result of selling AAA rated agency mortgage securities with an average duration of 3.4 years and buying corporate bonds, rated between AAA and BBB, with an average duration of 5.7 years, to take advantage of the recent widening of spreads on corporate bonds. See Note 4 “Investments” to the unaudited consolidated financial statements included elsewhere in this report for a description of the impairment charges.
Loss and loss adjustment expenses. Loss and loss adjustment expenses increased 106.1% to $180.9 million, which produced a 55.8% loss ratio for the nine months ended September 30, 2008 compared to $87.8 million which produced a 52.5% loss ratio for the same period in 2007. The increase in loss ratio was caused, in part, by property excess of loss claims of $2.6 million and losses from Hurricane Ike of $0.3 million experienced in our reinsurance segment as well as changes in the mix of business among clients.
Operating expenses. Operating expenses increased 125.6% to $162.7 million for the nine months ended September 30, 2008, from $72.1 million for the same period in 2007. Operating expenses are comprised of commission expense and other operating expenses, including corporate expenses (primarily salaries, audit, legal services and insurance expenses). The increase was due primarily to increase in commissions as a result of our increased earned premiums as well as the expenses related to the merger with Tower which were $9.4 million for the nine months ended September 30, 2008.
Interest expense. Our interest expense was $8.5 million for the nine months ended September 30, 2008 compared to $6.6 million for the nine months ended September 30, 2007. Interest expense resulted primarily from the $100 million of subordinated debentures issued by us in December 2006 at an average fixed interest rate of 8.6%, and the $30.0 million of subordinated debentures issued by us in September 2007 at an average fixed interest rate of 8.39%.
Income tax (expense) benefit. Our income tax expense was $3.5 million for the nine months ended September 30, 2008 compared to a tax benefit of $2.3 million for the nine months ended September 30, 2007. The income tax expense for the nine months ended September 30, 2008 was adversely affected by the recording of a federal deferred tax valuation allowance of $4.7 million relating to capital losses and impairment charges, since the Company does not have sufficient unrealized capital gains at September 30, 2008 to offset these losses. Excluding the deferred tax valuation allowance, the effective income tax rate was negative 12.5% for the nine months ended September 30, 2008 compared with negative 8.7% for the nine months ended September 30, 2007. The increase in the negative effective tax rate is primarily due to higher percentage of pre-tax losses in our U.S. operations relative to consolidated pre-tax income caused by net realized losses of approximately $8.9 million affecting CastlePoint Insurance during the first nine months of 2008.
Net income and return on average equity. Our net income was $6.7 million for the nine months ended September 30, 2008 compared to $28.1 million for the same period in 2007. The return on average equity was 2.2% for the nine months ended September 30, 2008 compared 10.7% for the same period in 2007. The return for the nine months was calculated by dividing annualized net income by weighted average shareholders’ equity for each period. The decrease in the return on average equity resulted, in large part, from the net loss in the most recent quarter, which included charges to income for (1) expenses relating to the merger with Tower of $9.4 million, (2) lower net investment income due to accumulation of cash and cash equivalents as compared to a fully invested portfolio, (3) net realized investment losses of $11.9 million (relating mostly from the sale of Fannie Mae and Freddie Mac preferred stock) and other-than-temporary impairment losses (relating mostly to hybrid securities and bonds of Lehman Brothers Holdings, Inc.), and (4) charges to income of $4.7 million due to a valuation allowance against deferred income taxes.
Consolidated combined ratio. The consolidated combined ratio for the nine months ended September 30, 2008 was 97.5% compared to 93.3% for the same period in 2007. The increase in the combined ratio is due, in part, to the expenses related to the merger with Tower which accounted for 2.9 points of the combined ratio for the nine months ended September 30, 2008 and also due to the excess of loss reinsurance claims described above.

Insurance Segment Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Revenues
Premiums earned
Gross premiums earned	$50,463	$6,063	$120,364	$7,394
Less: ceded premiums earned	(14,669)	(1,419)	(31,601)	(1,419)

Net premiums earned	35,794	4,644	88,763	5,975
Ceding commision revenue	3,404	—	5,812	—

Total revenues	39,198	4,644	94,575	5,975

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	22,976	3,312	58,578	4,030
Less: ceded loss and loss adjustment expenses	(3,801)	(315)	(10,896)	(315)

Net loss and loss adjustment expenses	19,175	2,997	47,682	3,715
Underwriting expenses
Ceding commission expense	15,533	1,997	37,426	2,546
Other underwriting expenses	1,705	130	3,637	151

Total underwriting expenses	17,238	2,127	41,063	2,697

Underwriting profit (loss)	$2,785	$(480)	$5,830	$(437)

Key Measures
Premiums Written
Gross premiums written	$56,708	$28,696	$134,060	$42,229
Less: Ceded premiums written	(33,820)	(7,096)	54,944	(7,096)

Net premiums written	$22,888	$21,600	$79,116	$35,133

Loss Ratios
Gross	45.5%	54.6%	48.7%	54.5%
Net	53.6%	64.5%	53.7%	62.2%
Accident Year Loss Ratios
Gross	45.2%	54.6%	48.7%	54.5%
Net	51.8%	64.5%	53.4%	62.2%
Underwriting Expense Ratios
Gross	34.2%	35.1%	34.1%	36.5%
Net	38.6%	45.8%	39.7%	45.1%
Combined Ratios
Gross	79.7%	89.7%	82.8%	91.0%
Net	92.2%	110.3%	93.4%	107.3%

Insurance Segment Results of Operations for the Three Months Ended September 30, 2008 and 2007
Gross premiums and net premiums. Gross premiums written increased by 97.6% to $56.7 million for the three months ended September 30, 2008 compared to $28.7 million in the same period in 2007. Gross premiums earned increased by 732.3% to $50.5 million for the three months ended September 30, 2008 compared to $6.1 million in the same period in 2007. Net premiums written increased by 6.0% to $22.9 million for the three months ended September 30, 2008 compared to $21.6 million in the same period in 2007. Net premiums earned increased by 670.8% to $35.8 million for the three months ended September 30, 2008 compared to $4.6 million in the same period in 2007.
CastlePoint Insurance gross written premiums that were produced by Tower Risk Management Corp., a subsidiary of Tower, increased by 99.2% to approximately $46.7 million as compared to $23.4 million for the same period last year. CastlePoint Insurance gross premiums written for programs increased by 45.1% to approximately $8.2 million as compared to $5.7 million for the same period last year. CastlePoint Insurance ceded $23.4 million to CastlePoint Re of the business produced by Tower Risk Management Corp., and ceded $4.7 million to CastlePoint Re of program business. Other ceded premiums consisted of quota share to third party reinsurers for programs as well as excess of loss and property catastrophe reinsurance. Of total ceded premiums, approximately 83.3% was ceded to CastlePoint Re. Catastrophe reinsurance premiums ceded represented 3.7% of gross premiums written for the three months ended September 30, 2008 as compared to 3.0% of gross premiums written for the same period in 2007.
Gross and net loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $23.0 million, which produced a 45.5% gross loss ratio for the three months ended September 30, 2008 compared to $3.3 million, which produced a 54.6% loss ratio in the same period in 2007. Net loss and loss adjustment expenses were $19.2 million, which produced a 53.6% net loss ratio for the three months ended September 30, 2008 compared to $3.0 million, which produced a 64.5% loss ratio in the same period in 2007. The net loss ratio was increased by $1.3 million in the three months ended September 30, 2008, caused by net losses incurred on the aggregate excess of loss treaties between Tower and CastlePoint Insurance, which have the effect of equalizing the loss ratios between the two companies for brokerage business managed by Tower.
Underwriting expenses and underwriting expense ratio. Underwriting expenses for the insurance segment are comprised of commission and other underwriting expenses. Commission expense was $15.5 million and other underwriting expenses were $1.7 million for the three months ended September 30, 2008 compared to $2.0 million of commission expense and $0.1 million of other underwriting expense during the same period in 2007. However, the gross underwriting expense ratio was 34.2% for the three months ended September 30, 2008 as compared to 35.1% for the prior year period due to the fact that earned premiums increased at a greater rate than underwriting expenses. The net expense ratio was 38.6% for the three months ended September 30, 2008 as compared to 45.8% for the same period in 2007.
Underwriting profit and net combined ratio. The underwriting profit and net combined ratio from the insurance segment was $2.8 million and 92.2%, respectively, for the three months ended September 30, 2008 compared to a loss of $0.5 million and a 110.3% net combined ratio, respectively, for the three months ended September 30, 2007.
Insurance Segment Results of Operations for the Nine months Ended September 30, 2008 and 2007
Gross premiums and net premiums. Gross premiums written increased by 217.5% to $134.1 million for the nine months ended September 30, 2008 compared to $42.2 million in the same period in 2007. Gross premiums earned increased by 1527.9% to $120.4 million for the nine months ended September 30, 2008 compared to $7.4 million in the same period in 2007. Net premiums written increased by 125.2% to $79.1 million for the nine months ended September 30, 2008 compared to $35.1 million in the same period in 2007. Net premiums earned increased by 1385.6% to $88.8 million for the nine months ended September 30, 2008 compared to $6.0 million in the same period in 2007.
CastlePoint Insurance had approximately $103.5 million of gross premiums written for business that was produced by Tower Risk Management Corp., a subsidiary of Tower, during the nine months ended September 30, 2008, which was an increase of 333.3% from $23.9 million in gross premiums written that were produced by Tower Risk Management Corp. in the same period in 2007. CastlePoint Insurance had gross premiums written of approximately $27.4 million for programs managed by CastlePoint Management, which was an increase of 382.1% from $5.7 million of gross premiums written for programs in the same period in 2007.
Gross and net loss and loss adjustment expenses and loss ratio. Gross loss and loss adjustment expenses were $58.6 million, which produced a 48.7% gross loss ratio for the nine months ended September 30, 2008 compared to $4.0 million, which produced a 54.5% loss ratio in the same period in 2007. Net loss and loss adjustment expenses were $47.7 million, which produced a 53.7% net loss ratio for the nine months ended September 30, 2008 compared to $3.7 million, which produced a 62.2% loss ratio in the same period in 2007.

The net loss ratio for the business produced by Tower Risk Management was 51.2% for the nine months ended September 30, 2008, and the net loss ratio for programs business was 63.8% for the nine months ended September 30, 2008. The business produced by Tower benefited from a relatively lower loss ratio for the Homeowners line of business in part due to mild winter weather during the quarter ended March 31, 2008.
Underwriting expenses and underwriting expense ratio. Underwriting expenses for the insurance segment are comprised of commission and other underwriting expenses. Commission expense was $37.4 million and other underwriting expenses were $3.6 million for the nine months ended September 30, 2008 compared to $2.5 million of commission expense and $0.2 million of other underwriting expenses during the same period in 2007. The gross underwriting expense ratio was 34.1% and the net underwriting expense ratio was 39.7% for the nine months ended September 30, 2008 compared to 36.5% and 45.1% gross and net underwriting ratios, respectively, during the same period in 2007. The commission expense on the business produced by Tower Risk Management Corp. was 32% and there is an additional 3% for boards, bureaus, and taxes. The commission expense on programs is generally lower since the commission expense terms contemplate relatively lower loss ratios on the Tower produced business as compared to programs.
Underwriting profit and net combined ratio. The underwriting profit and net combined ratio from the insurance segment was $5.8 million and 93.4%, respectively, for the nine months ended September 30, 2008 compared to an underwriting loss of $0.4 million and a combined ratio of 107.3% for the nine months ended September 30, 2007. The improvement in combined ratio resulted in part from relatively lower costs for property catastrophe reinsurance protection that had a bigger impact on net loss ratio and net expense ratio in the prior year period.

Reinsurance Segment Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Revenues
Premiums earned
Gross premiums earned	$77,475	$60,965	$235,758	$161,171
Less: ceded premiums earned	7	—	(27)	—

Net premiums earned	77,482	60,965	235,731	161,171

Expenses
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	46,535	31,485	133,224	84,075
Less: ceded loss and loss adjustment expenses	—	—	—	—

Net loss and loss adjustment expenses	46,535	31,485	133,224	84,075
Underwriting expenses
Ceding commissions expenses	25,524	20,929	78,989	54,634
Other underwriting expenses	1,412	1,125	3,537	2,614

Total underwriting expenses	26,936	22,054	82,526	57,248

Underwriting profit	$4,011	$7,426	$19,981	$19,848

Key Measures
Premiums Written
Gross premiums written	$77,083	$68,975	$267,050	$207,849
Less: ceded premiums written	6	—	(27)	—

Net premiums written	$77,089	$68,975	$267,023	$207,849

Loss Ratios
Gross	60.1%	51.6%	56.5%	52.2%
Net	60.1%	51.6%	56.5%	52.2%
Accident Year Loss Ratios
Gross	59.9%	52.3%	56.7%	52.5%
Net	59.9%	52.3%	56.7%	52.5%
Underwriting Expense Ratios
Gross	34.8%	36.2%	35.0%	35.5%
Net	34.8%	36.2%	35.0%	35.5%
Combined Ratios
Gross	94.9%	87.8%	91.5%	87.7%
Net	94.9%	87.8%	91.5%	87.7%
Reinsurance Segment Results of Operations for the Three Months Ended September 30, 2008 and 2007
Gross premiums and net premiums. Gross and net premiums written increased 11.8% to $77.1 million for the three months ended September 30, 2008 from $69.0 million for the three months ended September 30, 2007. Quota share reinsurance represented 96.6% of gross premiums written for the three months ended September 30, 2008 as compared to 95.2% for the same period in 2007. Gross premiums written for quota share reinsurance from Tower and CastlePoint Insurance for the three months ended September 30, 2008 was $49.3 million which was an increase of 2.7% from $48.0 million for the same prior year period. Gross premiums written for quota share reinsurance was negatively impacted due to a reduction in CastlePoint Re’s participation on the brokerage quota share reinsurance from Tower to 25% on a new, renewal, and in force basis as of July 1, 2008 as compared to 35% for the second quarter of 2008 and as compared to 40% for the third quarter of 2007. The impact of the changes in the ceding percentage from Tower being applied to in force business was to reduce net premiums written in the period by $31.8 million. The reduction in the ceding percentage on the quota share reinsurance business from Tower reflected the Company’s overall strategic decision to increase the primary business and moderate growth of its reinsurance business, which includes the decision by CastlePoint Re to allocate approximately $135 million of its assets to purchase Hermitage Insurance

Company. Also, offsetting the reduction in the quota share reinsurance of Tower, CastlePoint Re assumed $23.4 million of business that is managed by Tower and written directly in CastlePoint Insurance in the quarter, which was 50% of the Brokerage business written by CastlePoint Insurance on a new and renewal basis as of July 1, 2008. CastlePoint Re also assumed $22.1 million of the Specialty and Traditional programs business written directly by Tower and $4.7 million of the Specialty and Traditional programs business written directly by CastlePoint Insurance.
Business not originated from Tower and CastlePoint Insurance, including quota share as well as excess of loss reinsurance, was 33.3% or $25.7 million of the total gross written premiums as compared to 22.8% or $15.7 million for the same period in 2007. There were two new quota share treaties written from non-affiliated clients this quarter, one covers workers compensation business and the other covers non-standard automobile business. Also, there were three quota share treaties from non-affiliated companies that were non-renewed for reasons mostly due to softer market conditions affecting results on these treaties.
Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses increased by 47.8% to $46.5 million, which produced a 60.1% loss ratio for the three months ended September 30, 2008 compared to $31.5 million, which produced a 51.6% loss and loss adjustment expense ratio for the same period in 2007. The increase in loss ratio was caused in part by property losses on excess of loss contracts of $2.6 million and losses from Hurricane Ike estimated at $0.3 million.
Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies which cede business to CastlePoint Re along with brokerage fees, federal excise tax and other underwriting expenses. Ceding commission expense was $25.5 million and other underwriting expenses were $1.4 million for the three months ended September 30, 2008 compared to $20.9 million and $1.1 million, respectively, for the same period in 2007. Both the gross underwriting expense ratio and the net underwriting expense ratio were 34.8% for the three months ended September 30, 2008 compared to 36.2% for the same period in 2007. The net underwriting expense ratio declined from the prior period principally as a result of a reduction in contingent commission expense this quarter by $0.3 million as compared to the same period in 2007 and lower growth in other underwriting expenses, mainly from staff costs, as compared to the growth in earned premiums.
Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $4.0 million and 94.9%, respectively, for the three months ended September 30, 2008 compared to $7.4 million and 87.8% for the same period in 2007. The increase in the combined ratio is due to a higher loss ratio slightly offset by a lower expense ratio.
Reinsurance Segment Results of Operations for the Nine Months Ended September 30, 2008 and 2007
Gross premiums and net premiums. Gross and net premiums written increased 28.5% to $267.0 million for the nine months ended September 30, 2008 from $207.8 million for the nine months ended September 30, 2007. Total gross premiums written assumed from Tower were $144.8 million for the nine months ended September 30, 2008 or 54.2% of total premiums written as compared to $158.6 million or 76.3% of total premiums written for the same prior year period. In addition, CastlePoint Re assumed $34.4 million of gross premiums written, 12.9% of total, from CastlePoint Insurance as compared to $3.7 million gross premiums written or 1.8% of total for the same prior year period.
Gross net premiums written from clients other than Tower and CastlePoint Insurance was $87.8 million, which represented 32.9% of the total, for the nine months ended September 30, 2008 as compared to $45.6 million gross premiums written, 21.9 % of the total in the same period last year.
Loss and loss adjustment expenses and loss ratio. Loss and loss adjustment expenses increased by 58.5% to $133.2 million, which produced a 56.5% loss ratio for the nine months ended September 30, 2008 compared to $84.1 million, which produced a 52.2% loss ratio for the same period in 2007. The increase in the loss ratio was primarily caused by higher than expected claims for a limited number of treaties which have been non-renewed as well as several property claims that affected excess of loss treaties and claims due to Hurricane Ike.
CastlePoint Re had favorable prior year loss development of $0.4 million.
Underwriting expenses and underwriting expense ratio. Underwriting expenses for the reinsurance segment are comprised of ceding commission paid to insurance companies, which cede business to CastlePoint Re, along with brokerage fees, federal excise tax and other underwriting expenses. Ceding commission expense was $79.0 million and other underwriting expenses were $3.5 million for the nine months ended September 30, 2008 compared to $54.6 million and $2.6 million, respectively, for the same period in 2007. Both the gross underwriting expense ratio and the net underwriting expense ratio were 35.0% for the nine months ended September 30, 2008 compared to 35.5% for the same period in 2007.

Underwriting profit and combined ratio. The underwriting profit and combined ratio from the reinsurance segment was $20.0 million and 91.5%, respectively, for the nine months ended September 30, 2008 compared to $19.8 million and 87.7%, respectively, for the nine months ended September 30, 2007. The increase in the combined ratio is due to a higher loss ratio for the reasons noted above.
Insurance Services Segment Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Revenue
Direct commission revenue from programs	$11,217	$1,667	$29,212	$3,902

Total revenues	11,217	1,667	29,212	3,902

Expenses
Direct commissions expense from programs	9,653	1,222	25,358	2,930
Other insurance services expenses	2,231	1,435	6,234	4,566

Total expenses	11,884	2,657	31,592	7,496

Insurance Services loss	$(667)	$(990)	$(2,380)	$(3,594)

Insurance Services Segment Results of Operations for the Three Months Ended September 30, 2008 and 2007
Direct commission revenue from programs. Direct commission revenue is dependent upon the premiums written during the year with respect to the program business managed by CastlePoint Management. CastlePoint Management receives commissions from CastlePoint Insurance and Tower’s insurance companies for program business placed by CastlePoint Management with these companies. Direct commission revenue increased to $11.2 million for the three months ended September 30, 2008 compared to $1.7 million for the three months ended September 30, 2007. These commission revenues were received for the specialty programs and traditional programs. The increase in direct commission revenue stems from growth in written premiums for programs which generally had incepted in prior periods, particularly for a traditional workers compensation program that focuses on small employers in the northwestern U.S. and a specialty workers compensation program that focuses on small employers in California and the Midwestern U.S.
Direct commission expense for programs. Direct commission expense increased to $9.7 million for the three months ended September 30, 2008 from $1.2 million for the three months ended September 30, 2007. Direct commission expense consisted of the commission fees paid by us to producing agents for the placement of program business, and the increase from the prior period reflects the growth in managed written premiums.
Other insurance services expenses. Other insurance services expenses were $2.2 million for the three months ended September 30, 2008 compared to $1.4 million for the same period in 2007. This amount includes $0.5 million for the three months ended September 30, 2008 and $0.3 million for the three months ended September 30, 2007 of costs incurred and charged by Tower’s insurance companies for services provided to us. The increase in expenses mostly resulted from increased due diligence costs related to existing programs and new programs under consideration.
Insurance services loss. Insurance services loss was $0.7 million for the three months ended September 30, 2008 compared to a loss of $1.0 million for the same period in 2007. The smaller loss was due to the increase in commission revenue driven by more managed premiums offset in part by higher expenses. CastlePoint Management’s overall loss is affected by the current incurrence of costs to produce programs that are expected to generate commission revenue in the future periods due in part to the lag time associated with launching new programs that require rates and forms to be filed and approved, as well as systems implementation.
Insurance Services Segment Results of Operations for the Nine months Ended September 30, 2008 and 2007
Direct commission revenue from programs. Direct commission revenue increased to $29.2 million for the nine months ended September 30, 2008 compared to $3.9 million for the nine months ended September 30, 2007. These commission revenues were received for the specialty programs and traditional programs. The increase in direct commission revenue stems from higher managed premiums for programs, mostly from programs that incepted in 2007. In addition, there were two new programs that incepted in 2008 but which have not yet generated significant managed premiums, both of which are specialty automobile programs.

Direct commission expense for programs. Direct commission expense increased to $25.4 million for the nine months ended September 30, 2008 from $2.9 million for the nine months ended September 30, 2007. Direct commission expense consisted of the commission fees paid by us to producing agents for the placement of program business.
Other insurance services expenses. Other insurance services expenses increased 36.5% to $6.2 million for the nine months ended September 30, 2008 compared to $4.6 million during the same period in 2007. The increase in expenses mostly resulted from increased due diligence conducted on all of the managed programs particularly focused on management of those programs in a softer pricing environment, as well as increased due diligence to consider new programs in the underwriting process.
Insurance services loss. Insurance services loss decreased 33.8% to $2.4 million for the nine months ended September 30, 2008 compared to a loss of $3.6 million for the same period in 2007. The smaller loss was due to the increased commission revenues on larger managed premiums offset in part by higher insurance services expenses stemming from increased due diligence work on existing and prospective programs.
Liquidity and Capital Resources
CastlePoint Holdings is a holding company, and as such, has no direct operations of its own. We conduct substantially all of our operations through our insurance, reinsurance, and management company subsidiaries. Accordingly, we expect to have continuing cash needs for administrative expenses, dividends and the payment of principal and interest on current and any future borrowings, and to make strategic investments. Funds to meet these obligations will come primarily from dividend payments from our operating subsidiaries; however, there are restrictions on the payment of dividends by our insurance subsidiaries. These restrictions, as well as our liquidity, principal capital requirements and related matters are described in more detail in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report on Form 10-K filed with the SEC.
In our operating subsidiaries, we seek to maintain sufficient liquidity to pay claims, operating expenses and meet our other obligations. On a consolidated basis, we held $217.5 million and $127.6 million of cash and cash equivalents at September 30, 2008 and 2007, respectively. We monitor our expected claim payment needs and try to maintain a sufficient portion of our invested assets in cash and cash equivalents to enable us to fund our claim payments without having to sell longer-duration investments prior to maturity. The book yield on cash and cash equivalents at September 30, 2008 was 1.8%.
The merger agreement with Tower that was announced on August 5, 2008 requires that CastlePoint Holdings has $80 million in cash at the time of closing of this transaction. As of September 30, 2008, CastlePoint Holdings and CastlePoint Bermuda Holdings have $58.2 million in liquid assets, comprised of cash and cash equivalents of $20.3 million, short-term investments of $1.3 million, and fixed maturity and equity investments of $36.6 million that it intends to sell to CastlePoint Insurance. The remainder, approximately $21.8 million, is expected to be generated from a dividend payment from CastlePoint Re to CastlePoint Holdings.
At the closing of the Hermitage acquisition, CastlePoint Re is expected to require approximately $141 million in cash, comprised of approximately $135 million to acquire Hermitage, plus approximately $22 million for dividends to CastlePoint Holdings, less $16 million that is expected to be obtained from Tower for the renewal rights agreement of Hermitage business if the merger with Tower is not consummated prior to the acquisition of Hermitage or otherwise from Tower if the merger agreement has already been consummated. CastlePoint Re currently has $111.6 million in cash and short term investments. The remaining approximately $29.4 million is expected to be generated from investments scheduled to mature in the fourth quarter plus anticipated cash flow from operations.
We expect our portfolio duration to remain substantially unchanged at 2.8 years during the next three to six months. The duration is affected by the large cash holdings in our portfolio. Our target duration on long-term assets is 3.9 years. We believe a target of 3.9 years provides adequate matching of our portfolio assets with expected claim payouts. We also expect our cash flow from operations to continue to be strong throughout the fourth quarter of 2008 as we expect our premiums collections to continue to increase.
Dividends and other permitted distributions from our operating subsidiaries are our primary source of funds to pay dividends to shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, restrict the declaration and payment of dividends and the making of distributions by CastlePoint Re, unless specific regulatory requirements are met. In addition, CastlePoint Insurance is, and any other U.S. licensed insurance companies that we may acquire or form and capitalize will be, subject to significant regulatory restrictions limiting their ability to declare and pay dividends. Furthermore, any dividends paid by CastlePoint Insurance or such other U.S. licensed insurance companies will be subject to a 30% withholding tax. Therefore, we intend that any dividends or other permitted distributions we expect to receive will be paid or otherwise made by CastlePoint Re, which is subject to Bermuda regulatory restrictions and any applicable contractual restrictions on any such payments. If we cannot receive dividends or other permitted distributions from our subsidiaries as a result of such restrictions, we will be unable to pay dividends as currently contemplated by our board of directors. However, cash and invested assets at CastlePoint Bermuda Holdings at September 30, 2008 available to pay dividends to CastlePoint Holdings was $57.9 million.
On October 30, 2008, the Company announced that the quarterly dividend payable on December 31, 2008 will be unchanged from the previous quarter at $0.05 per share.
Sources and Uses of Cash and Cash Flows
The primary sources of cash of our operating subsidiaries are net premiums received, investment income and commission income. In addition, at the holding company, we may raise cash from public offerings and at the holding company or at the operating subsidiaries, we may raise cash from the issuance of debt.
Our principal ongoing cash requirements in our holding companies are expected to be the further capitalization of our existing operating subsidiaries and our operating expenses, our possible acquisition or formation of one or more additional U.S. licensed insurance companies, subject to receipt of regulatory approvals. In addition, we will need cash to enable us to make strategic investments in some of our clients and potential clients, as well as to pay dividends to our shareholders and to service the debt on the subordinated debentures of $30.9 million issued by CastlePoint Bermuda Holdings in September 2007. The principal ongoing cash requirements in our operating companies are expected to be our possible acquisition or formation of one or more additional U.S. licensed insurance companies, subject to receipt of regulatory approvals, net cash settlements under insurance risk-sharing and reinsurance agreements, payment of losses and loss adjustment expenses, commissions paid to program underwriting managers, ceding commissions to insurance companies including Tower, excise taxes, operating expenses and payments under our service and expense sharing agreements with Tower. In addition, we will need cash to enable us to make strategic investments in some of our clients and potential clients, as well as to pay dividends to our holding company and to service the debt on the subordinated debentures of $103.1 million issued by CastlePoint Management in December 2006 and subordinated debentures of $30.9 million issued by CastlePoint Bermuda Holdings in September 2007.
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
Cash Flows
Cash and cash equivalents at September 30, 2008 were $217.5 million as compared to $153.6 million at December 31, 2007. During the third quarter of 2008, our investment manager recommended investing cash in favor of high quality CMBS, biased toward AAA rated, seasoned issues. Since we did not wish to materially increase our exposure to mortgages or corporates in the finance sector at this time, we continued to maintain a relatively high amount of cash and cash equivalent balances. We will also need high cash balances upon the closing of CastlePoint’s acquisition of Hermitage and Tower’s acquisition of CastlePoint. We expect that these balances will be maintained over the next few months.

Cash flow and liquidity is categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

	Nine Months Ended
	September 30,
($ in thousands)	2008	2007

Cash provided by (used in):
Operating activities	$152,046	$95,838
Investing activities	(83,379)	(144,243)
Financing activities	(4,788)	141,197

Net increase (decrease) in cash and cash equivalents	$63,879	$92,792

The net cash provided by operations increased from the prior year primarily as a result of increased collected premiums as a result of the growth in premiums written.
Net cash flows used in investing activities consisted of purchases and sales of investments. In both periods, purchases of investments exceeded sales of investments, primarily due to positive cash flow from operations.
Net cash flows used by financing activities for the nine months ended September 30, 2008 and 2007, included the payment of dividends of $4.8 million and $2.7 million, respectively. Net cash flows provided by financing activities for the nine months ended September 30, 2007, paid, primarily consisted of approximately $114.5 million in net proceeds after offering costs of our initial public offering, plus the net proceeds from the issuance of subordinated debentures of $29.3 million.
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
Security Requirements
As required by the Company’s reinsurance agreements with its cedents, CastlePoint Re and CastlePoint Insurance, where they are a non-admitted or non-accredited reinsurer, are required to collateralize amounts through a letter of credit, cash advance, funds held or a trust account. The amount of the letter of credit or trust is to be adjusted each calendar quarter, and the required amount is to be at least equal to the sum of the following contract amounts: (i) unearned premium reserve, (ii) paid loss and loss adjustment expense payable, (iii) loss and loss adjustment expenses reserves, (iv) loss incurred but not reported, (v) return and refund premiums, and (vi) less premium receivable. As of September 30, 2008 and December 31, 2007, CastlePoint Re maintained trusts and a letter of credit in the amount of $312.9 million and $218.1 million, respectively, at a Massachusetts trust company. As of September 30, 2008 and December 31, 2007, CastlePoint Insurance maintained a trust at the same trust company in the amount of $13.4 million and $8.0 million, respectively. Both CastlePoint Re and CastlePoint Insurance earn and collect the interest on the trust funds.
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
Although generally not the case for the types of securities we purchase, prices from brokers and third-party pricing services are, at times, unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities may be priced via broker quotations which utilize inputs that may be difficult to corroborate with observable market based data (Level 3). The Company does not currently hold any level 3 investments. Additionally, the majority of these broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a pricing service or a broker quotation. The pricing matrix begins with current spread levels to determine the market price for the security. The credit spreads, as assigned by a knowledgeable private placement broker, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments are intended to adjust security prices for issuer-specific factors.
The Company performs a periodic analysis to assess if the evaluated prices represent a reasonable estimate of each security’s fair value. This process is overseen by internal accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing methodologies, review of the evaluated prices, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price of a security is adjusted accordingly.
The aggregate fair value of our available-for-sale investments as of September 30, 2008 was $561.7 million. Our fixed maturity securities as of September 30, 2008 had a fair value of $517.6 million and an amortized cost of $548.6 million. Our equity securities (primarily comprised of preferred stocks) as of September 30, 2008 had a fair value of $33.7 million and a cost of $46.0 million. Short-term investments as of September 30, 2008 were carried at fair value of $10.5 million and had an amortized cost of $10.5 million.
At September 30, 2008, we held $217.5 million of cash and cash equivalents which included all securities that, at their purchase date, had a maturity of 90 days or less. The average book yield on cash and cash equivalents held at September 30, 2008 was approximately 1.8%. During the third quarter of 2008, our investment manager recommended investing cash in favor of high quality CMBS, biased toward AAA rated, seasoned issues. Since we did not wish to materially increase our exposure to mortgages or corporates in the finance sector at this time, we continued to maintain a relatively high amount of cash and cash equivalent balances. We will also need high cash balances upon the closing of CastlePoint’s acquisition of Hermitage and Tower’s acquisition of CastlePoint. We expect that these balances will be maintained over the next few months.
The portfolio duration of the fixed maturity securities at September 30, 2008 was approximately 2.8 years (2.24 years at December 31, 2007) and the average credit rating was AA+ (AA at December 31, 2007).
The Company held in “Fixed maturity securities” on the balance sheet at September 30, 2008, $379.5 million ($343.9 million at December 31, 2007), at fair value, in RMBS, CMBS and ABS. RMBS and CMBS, excluding ABS, amounted to $341.0 million at September 30, 2008. Of this amount, $258.9 million were RMBS and $82.1 million were CMBS. Approximately $208.2 million of the RMBS were backed by the U.S. government or government charted agencies. All RMBS and CMBS are rated AAA, with the exception of $0.5 million rated BBB, $1.8 million rated BB and $0.1 million rated CC.
Included in “Equity securities” on the balance sheet at September 30, 2008 is an investment of $1.6 million in a fund comprised of primarily investment grade securities with a focus on the financial institutions segment of the credit markets (i.e., primarily trust preferred, subordinated debt and preferred securities). We also hold a $1.1 million investment in a fund investing primarily in securitized bank loans and we hold $0.9 million of publicly traded common stocks whose purpose is to own various mortgage-backed securities, including CMBS, non-agency RMBS, and RMBS backed by the U.S. government or government chartered agencies. The remaining investments in this category are preferred stocks primarily in the finance and banking industries in the amount of $30.0 million.
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
Subsequent to the announcement that Tower has entered into a definitive agreement for the acquisition of the Company, A.M. Best has placed the financial strength ratings of A- of CastlePoint Re and CastlePoint Insurance under review with negative implications. The under review status reflects A.M. Best’s concerns with the strategic change in the Company’s original business plan, the potential re-allocation of capital post transaction and execution risks associated with the transaction. However, should the transaction close as planned we believe it will reduce A.M. Best’s concerns regarding the Company’s corporate governance and enterprise risk management. Accordingly, should the transaction close as presented to A.M. Best, we expect that A.M. Best will affirm the ratings of CastlePoint Re and CastlePoint Insurance. Alternatively, if the transaction does not close and CastlePoint Re and CastlePoint Insurance continue with their original business plans as presented to A.M. Best, the ratings for both companies are expected to be affirmed.
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
For fixed maturities securities, we use modified duration modeling to calculate the impact of potential changes in interest rates on fair values. Durations on invested assets are adjusted for any call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of September 30, 2008.
The following table summarizes the estimated change in fair value on our fixed maturity and equity securities portfolio based on specific changes in interest rates as of September 30, 2008:

	Estimated Increase (Decrease)	Estimated Percentage
	in Fair Value	Increase (Decrease)
Change in Interest Rate	($ in thousands)	in Fair Value
300 basis point rise	(61,116)	(11.1)%
200 basis point rise	(40,328)	(7.3)%
100 basis point rise	(18,739)	(3.4)%
100 basis point decline	21,952	4.0%
200 basis point decline	38,214	7.0%
300 basis point decline	49,471	9.0%
The sensitivity analysis model used by us produces a predicted pre-tax loss in fair value of interest-sensitive instruments of $18.7 million or 3.4% based on a 100 basis point increase in interest rates as of September 30, 2008. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities, which constituted approximately 91.5% of our total investments as of September 30, 2008.
As of September 30, 2008, we had a total of $134.0 million of outstanding debt, all of which is comprised of outstanding junior subordinated debentures underlying trust securities issued by our wholly-owned statutory business trusts carrying a fixed interest rate during the first five years, after which the interest rate will become floating and equal to the three month LIBOR rate plus 3.5% per annum (calculated quarterly). If LIBOR rates increase after the intial five year period, the amount of interest payable by us would also increase.
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
In connection with the evaluation described above, we have not identified any change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
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
Tower recently entered into a quota share reinsurance agreement with another reinsurer at terms and conditions that in certain aspects are more favorable than the terms and conditions existing under the current agreements between the Company and Tower. As a result, Tower may exercise its right to maintain the quota share reinsurance at the minimum ceding percentages and reduce the amount of insurance risk sharing that it purchases from us to the minimum level set forth in various agreements between us. In the alternative, we may seek to modify the terms and conditions of our current agreements with Tower in order to maintain the desired level of business from Tower. In addition, at the expiration of various agreements between Tower and us on April 1, 2010, Tower may choose not to renew our agreements with them. If Tower chooses to extend our agreements on April 1, 2010, it may do so at terms and conditions that reflect the terms and conditions available in the market at that time. The failure to renew, extend or replace these agreements, the early termination of any of these agreements, or any changes to their terms and conditions could adversely affect us.
The proposed acquisition of the Company by Tower may not be consummated.
On August 5, 2008 we announced that we had entered into a definitive merger agreement with Tower pursuant to which CastlePoint would merge with and into a wholly owned subsidiary of Tower, with the surviving company being a wholly owned subsidiary of Tower. The proposed merger is subject to a number of conditions, including:
▪	approval by Tower’s stockholders of an amendment to its certificate of incorporation to increase the number of authorized shares of common stock;

▪	approval by our shareholders of the merger;

▪	approvals by regulatory authorities, including the Bermuda Monetary Authority;

▪	the absence of laws and regulatory actions by governmental authorities that impose conditions or restrictions upon us that would reasonably be expected to have a material adverse effect on our financial condition, properties, assets, liabilities, obligations, businesses or results of operations or on our ability to perform our obligations under the merger agreement or to consummate the merger on a timely basis; and

▪	other customary closing conditions.
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
The proposed acquisition of the Hermitage may not be consummated.
On August 27, 2008, we announced that CastlePoint Re had entered into a definitive agreement for the acquisition of Hermitage. If we do not receive regulatory approval or if otherwise the acquisition of Hermitage is not consummated, then our business plans and results would be negatively affected, which may have an adverse effect on the value of our common stock. Any delay associated with satisfying any closing condition could also substantially reduce or delay the expected benefits of the acquisition to us, which could adversely affect the value of our common stock.
Our operating results may be adversely affected by the current worldwide economic conditions.
In 2008, general worldwide economic conditions have experienced a downturn due to the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities. In response to these wide spread and continuing adverse conditions, we may be forced to lower prices and cut costs and improve spending efficiency in an effort to mitigate deterioration in our results of operations and financial condition. In addition, these conditions have adversely affected and may continue to adversely affect the value of our investment portfolio. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the insurance and reinsurance industries. If the economy or markets in which we operate deteriorate, our business, financial condition and results of operations will be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

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
As of September 30, 2008, we have used approximately $70.0 million of these net proceeds to further capitalize CastlePoint Re, and we intend to use the remaining proceeds of the initial public offering to acquire the net assets of the Hermitage Insurance Companies in a transaction that is expected to close on or around December 31, 2008.
(c)	Not applicable.
Item 6. Exhibits
2.1	Agreement and Plan of Merger dated August 4, 2008 between Tower Group, Inc., Ocean I and CastlePoint Holdings, Ltd., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008

2.2	Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 2, 2008

2.3	Asset Purchase Agreement dated August 26, 2008 between and among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Insurance Company and Tower Risk Management Corp., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 2, 2008

31.1	Chief Executive Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer — Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLEPOINT HOLDINGS, LTD. (Registrant)
Date: November 14, 2008	/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board and Chief Executive Officer

Date: November 14, 2008	/s/ Joel. S. Weiner
Joel S. Weiner
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
2.1	Agreement and Plan of Merger dated August 4, 2008 between Tower Group, Inc., Ocean I and CastlePoint Holdings, Ltd., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 7, 2008

2.2	Stock Purchase Agreement dated August 27, 2008 between CastlePoint Reinsurance Company, Ltd., HIG, Inc. and Brookfield US Corporation, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 2, 2008

2.3	Asset Purchase Agreement dated August 26, 2008 between and among CastlePoint Reinsurance Company, Ltd., Tower Insurance Company of New York, Tower National Insurance Company, Preserver Insurance Company, Mountain Valley Insurance Company and Tower Risk Management Corp., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 2, 2008

31.1	Chief Executive Officer – Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2	Chief Financial Officer – Certification pursuant to Sarbanes-Oxley Act of 2002 Section 302

32	Chief Executive Officer and Chief Financial Officer – Certification pursuant to Sarbanes-Oxley Act of 2002 Section 906